Form 10-Q
period 2012-09-30
Quality WallBeds, Inc.
filed 2012-11-05
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-183104

QUALITY WALLBEDS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2820 16th Street, N., St. Petersburg, FL 33704
(Address of Principal Executive Offices)

(727) 535-1917
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2012:  9,375,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis and Results of Operation

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Part II – Other Information

Item 1.

Legal Proceedings

Item 1/A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

Item 6.

Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

QUALITY WALLBEDS, INC.

Balance Sheets

For the Nine Months Ending September 30, 2012 and

For the Year Ending December 2011

	For the Nine Months Ending	For the Year Ending
	September 30, 2012 (unaudited)	December 31, 2011 (audited)

ASSETS

Current Assets:
Cash and Cash Equivalents	21,238	2,628
Accounts Receivable	34,582	20,559
Inventory	10,000	10,000
Total Current Assets	65,820	33,187

Property and Equipment, net of accumulated depreciation of $16,277 and $11,866, as of December 31, 2011 and 2010 respectively	5,914	7,589

Total Assets:	$ 71,734	$ 40,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 10,778	$ 1,119
Accrued Expenses	7,319	-
Customer Deposits	-	14,385
Loans from Shareholder	15,000	-
Note Payable	-	-
Note Payable, Related Party	-	-
Other Current Liabilities	-	2,965
Total Current Liabilities	33,097	18,469

Total Liabilities	$ 33,097	18,469

Stockholders' Equity:
Common Stock; $0.01 per share par value; 500,000,000 shares authorized; and 9,375,000 issued and outstanding	93,750	93,750
Cumulative Distributions	(68,566)	(68,566)
Accumulated Deficit	13,453	(2,877)
Total Stockholders’ Equity	38,637	22,307

Total Liabilities and Stockholders' Equity	$ 71,734	$ 40,776

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

QUALITY WALLBEDS, INC.

Statements of Operations

For the Three Months Ending and For the Nine Months Ending

September 30, 2012 and 2011

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2012	2011	2012	2011
Revenue:
Sales	65,462	27,219	190,114	119,807
Cost of Sales	21,597	17,887	95,731	69,804
Gross Profit	43,865	9,332	94,383	50,003

Operating Expenses:
General and Administrative	25,996	24,464	76,378	51,433
Depreciation Expenses	558	1,104	1,675	3,309
Total Operating Expenses	26,554	25,568	78,053	54,742

Net Income from Operations	17,311	(16,236)	16,330	(4,739)

Income Taxes	-	-	-	-

Net Income	17,311	(16,236)	$ 16,330	$ (4,739)

Basic and Diluted Earnings (Loss) per share	0.0018	0.00	0.0017	0.00

Weighted average number of shares outstanding	9,375,000	9,375,000	9,375,000	9,375,000

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

QUALITY WALLBEDS, INC.

Statement of Stockholders’ Equity

For the Nine Months Ending September 30, 2012 and 2011

For the Years Ending December 2011 and 2010

	Common Stock		Stockholders’ Contributions (Distributions)	Retained Earnings (Accumulated Deficit)	Total Shareholder Equity
	Shares	Amount

Balance as of January 01, 2010	7,500	$ 7,500	$ 39,639	$ (18,691)	$ 28,448
Stock split 1,250:1, authorized March 31, 2012*
Stock Split: Old Shares	(7,500)	(7,500)	7,500
Stock Split: Issue New Shares	9,375,000	93,750	(93,750)
Balance as of January 01, 2010	9,375,000	$ 93,750	$ (46,611)	$ (18,691)	$ 28,448

Distributions	-	-	(12,159)	-	(12,159)

Net Income	-	-	-	8,185	8.185

Balance at December 31, 2010	9,375,000	$ 93,750	(58,770)	(10,506)	24,474

Distributions	-	-	(9,796)	-	(9,796)

Net Income	-	-	-	7,629	7,629

Balance at December 31, 2011	9,375,000	$ 93,750	$ (68,566)	$ (2,877)	$ 22,307

Net Income (unaudited)	-	-		16,330	16,330

Balance at September 30, 2012	9,375,000	$ 93,750	$ (68,566)	$ 13,453	$ 38.637

*A stock split authorized on March 31, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

QUALITY WALLBEDS, INC.

Statements of Cash Flows

For the Nine Months Ending September 30, 2012 and 2011

	For the Nine Months Ending September 30,
	2012 (unaudited)	2011 (unaudited)
Cash Flows from Operating Activities:
Net Income (loss)	$ 16,330	$ (4,739)
Adjustments to reconcile Net Income (loss) to net cash provided by operations:
Depreciation	1,675	3,309

Changes in assets and liabilities:
Accounts Receivable	(14,023)	(5,112)
Accounts Payable and Accrued Expenses	9,659	17,691
Accrued Expenses	7,319
Customer Deposits	(14,385)	-
Other Current Liabilities	(2,965)	971
Net Cash Flows Provided by Operating Activities	3,610	12,120

Cash Flows from Investing Activities:
Purchase of Equipment	-	(2,235)
Net Cash Flows Used in Investing Activities	-	(2,235)

Cash Flows from Financing Activities:
Distributions	-	-
Proceeds from Notes and Loans Payable	15,000	-
Repayments of Notes and Loans Payable	-	-
Distribution to Shareholder	-	(9,796)
Net Cash Provided by Financing Activities	15,000	(9,796)

Net Increase (decrease) in cash and cash equivalents	18,610	89
Cash and Cash Equivalents, Beginning of Period	2,628	-
Cash and Cash Equivalents, End of Period	21,238	89

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Quality WallBeds, Inc.

Notes to Financial Statements

For the Nine Months Ending September 30, 2012 (unaudited)

For the years ended December 31, 2011 and 2010 (audited)

NOTE 1.

 BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

ORGANIZATION

Quality WallBeds, Inc. was incorporated on June 29, 2000 in the State of Florida. The Company is a furniture retailer specializing in the design, construction, and installation of wall beds, closets and shelving.

The Company has a single location in Saint Petersburg, Florida where it wishes to increase market share.  The Company faces competition from local and nationally recognized firms in the areas of personnel experience, capitalization, and reputation.  Therefore, the Company has concentrated its efforts on product quality, design technology, cost containment, customer relationships, and targeted advertising campaigns.

The Company is headquartered Saint Petersburg, Florida.  The elected year end is December 31.

BASIS OF PRESENTATION

The accompanying interim financial statements of Quality WallBeds, Inc. at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited interim financial statements included herein should be read in conjunction with the December 31, 2011 audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, as amended, and filed with the Securities and Exchange Commission on September 20, 2012. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at September 30, 2012 and December 31, 2011.

LONG-LIVED ASSETS

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives of three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at September 30, 2012 and December 31, 2011.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Quick Link to Table of Contents

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.  We recognize a sale when the product has been delivered and installed at which time risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable.

If we determine that the fee is not fixed or determinable, we recognize revenue to the extent of which substantial work has been performed in fulfillment of the order, at which time the fee becomes due, provided that all other revenue recognition criteria have been met. Also, sales arrangements may contain customer-specific acceptance requirements for both products and services. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

Our services require that we order product based on our customers selection.  At the time of order our normal terms require a deposit on those products ordered.  The collections on orders not yet received or installed are recorded as a customer deposit and revenue is deferred until order completion.

ADVERTISING

Advertising costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

ACCOUNTS RECEIVABLE, TRADE

We follow ASC 310-10, Receivables. Our sales offerings are customer specific and require an initial deposit ranging between 35 and 50% at time of contract signing.  Accounts receivable are balances due from customers upon completion of the design, construction, and installation of our products.  These trade accounts receivable have a contractual maturity of one year or less. Receivables are determined to be past due based on payment terms of original invoices.  We do not typically charge interest on past due receivables.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends.  Based on management’s review of accounts receivable no allowance for doubtful accounts was considered necessary at September 30, 2012, December 31, 2011 or December 31, 2010.   An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined non-collectable. Bad debt expense was $0 for the periods September 30, 2012, December 31, 2011 and December 31, 2010.

Quick Link to Table of Contents

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance has not had a significant impact on the Company’s financial statements.

NOTE 3.

INVENTORY

Our inventory consists of commonly used and ordinary supplies, parts, and small tools used during the assembly process.  All supplies, parts, and small tools are ordered per job along with raw materials.  And as such are consumable during normal operations.  The disclosed amounts represent net realizable value as the inventory is held solely to ensure timely order fulfillment and may or may not be used during the normal course of operations. Management conducts annual physical counts of supplies.

Quick Link to Table of Contents

NOTE 4.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	For the Nine Months Ending	For the Years Ending
	September 30, 2012 (unaudited)	December 31, 2011 (audited)	December 31, 2010 (audited)
Property and equipment	$ 23,866	$ 23,866	$ 21,631
Less accumulated depreciation	17,952	16,277	11,866
Property and equipment, net	$ 5,914	$ 7,589	$ 9,765

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $1,117; $2,205; $4,411; and $3,443 for the Nine Months ending September 30, 2012 and 2011 (unaudited), and the years ending December 31, 2011 and 2010 (audited), respectively.

NOTE 5.

INCOME TAXES

Prior to January 1, 2011, the Company reported its earnings under the Subchapter S-Corporation election and thereby all taxable income is passed-thru to the shareholders and is taxed at the shareholder’s ordinary tax rate, therefore there is no provision for income taxes for the years presented.

On March 30, 2012 the Company rescinded the S-Corporation election.  As a result, future earnings are to be taxed to the corporation when earned and are no longer passed through directly to the shareholders.  In addition, earnings will be taxed at the corporate tax rate which varies on a graduated basis between 15% and 34%.

Temporary differences resulting from accelerated depreciation methods utilized for tax verses straight-line method used for GAAP financial reporting, as well as other temporary tax differences resulting from allowable tax accounting applications are considered immaterial and therefore no deferred tax asset or liability has been recognized in the periods presented.

NOTE 6.

COMMITMENTS AND CONTINGENCIES

RELATED PARTY

The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.   However there is no written commitment to this effect.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company does not have employment contracts with its key employees, including the officers of the Company.

Quick Link to Table of Contents

LEASES AND FACILITY

The Company leases its facilities on a non-cancellable yearly lease.

PRODUCT WARRANTIES

The Company has no history of warranty costs and expenditures.  The Company purchases products directly from manufacturers and relies upon warranties provided by the product manufacturer.  Any costs are to be expensed as incurred until such time that potential future costs may be estimated.  As of September 30, 2011 and 2010, no such costs have been incurred and no such costs are anticipated; therefore, no liability reserve has been established.

LEGAL MATTERS

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7.

 FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

FINANCIAL INSTRUMENTS

The Company’s financial assets are comprised of cash and cash equivalents, accounts receivable, and inventory.  Our liabilities consist of accounts payable, customer deposits, and other current liabilities.

Our financial assets and liabilities are carried at fair value, which is described in Note 2. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Financial instruments that could subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Our cash and cash equivalents are within FDIC limits.

No single customer represents a significant portion of revenues or accounts receivable for the Nine Months ending September 30, 2012, or the years ended December 31, 2011 and 2010.

LIQUIDITY RISK

The Company’s objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts

.

NOTE 8.

NOTES PAYABLE

In August 2012, the company issued a convertible note payable to a related party in exchange for $15,000. The note is non-interest bearing and matures in August 2013.

NOTE 9.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 30, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Quality WallBeds" "we," "us," or "our" and the "Company" are references to the business of Quality WallBeds, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis and Results of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are an operating company that provides Quality space saving custom home furniture and closet organizing systems to the general public.  We currently offer our services to people and corporations needing the assistance in the organization of their living/work space. We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational.

Current management believes a change in the current business model would have no direct increase to the revenues of the company. Future cash flows, if any, are impossible to predict at this time. The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services.   Management is proposing the addition of offering our services to sole practitioners and small law firms.  We believe that by outsourcing these types of firms can save money.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Employees

As of September 30, 2012, there were two (2) full-time employees.  This does not include the two (2) officers and directors who run the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.  To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed

Quick Link to Table of Contents

when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Impairment of Long-Lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

Results of Operations

The following table provides a summary of the results of operations for the nine month period ended September 30, 2012 and 2011 as well as our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
September 30, 2012	$190,114	$78,053	$16,330
September 30, 2011	$119,807	$54,742	$(4,739)
December 31, 2011	$192,098	$76,528	$7,629
December 31, 2010	$230,894	$90,259	$8,185

Liquidity and Capital Resources

As of September 30, 2012 we had cash and cash equivalents of $21,238.

The Company concentrated its efforts in the sales and installation of Wallbeds, closets and shelving.  At the time, our management believed we could capitalize on the quality of the services offered by the company to increase business.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination we will analyze all strategies to continue the company and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

Quick Link to Table of Contents

Results of Operations for the nine months ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations

	For the Nine Months Ended September 30
	2012	2011	%Change
Revenue:	$190,114	$119,807	59%
Cost of Sales	$95,731	69,804	37%
General and administrative expense	78,053	51,433	52%
Income (loss) from operations	16,330	(4,739)	1,302%
Net income (loss)	$16,330	$(4,739)	1,302%
Income (loss) per share: basic and diluted	$0.0018	$0.00	-

Revenue from Operations. For the nine months ended September 30, 2012, total revenue was $190,114 compared to $119,807 for the nine months ended September 30, 2011. Management believes that the increase in revenue for the period ending September 30, 2012 can be attributed to an increase in disposable income spending by consumers due to a slight improvement in the current economic conditions. We believe our relocation to a free standing building with greater exposure to drive by traffic has also contributed to our revenue increase.

Operating Expenses. Expenses increased by $26,620 to $78,053 for the nine months ended September 30, 2012 from $51,433 for the nine months ended September 30, 2011.  The increase in expenses in our general and administrative is directly related to the increased cost of our new location lease expense and the cost of relocation. An additional increase is directly related to the salaries paid to our full time workers. Our cost of sales increased due to our increase in revenue.

Net Income (Loss). As a result of the factors described above, net income increased from ($4,739) for the nine months ended September 30, 2011 to $16,330 for the nine months ended September 30, 2012. Management believes that the increase in net income is related to the cost cutting measures implementing at the beginning of the second quarter as well as the improvement in our gross revenue.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $21,238. We have historically met our cash needs through a combination of cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities provided cash of $3,610 and $12,120 for the nine months ended September 30, 2012 and 2011, respectively. Our operations received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $15,000 for the nine months ended September 30, 2012. The Company received a total of $15,000 in non-interesting bearing loans prior to August 13, 2012.  The loan shall be convertible into Common Stock at the election of the lender within one (1) year from August 13, 2012 or within one (1) week from notice by the Company that the loan shall be repaid.  The loan was to facilitate expenses directly related to the increased cost of our new location lease expense and the cost of relocation.  Management believes the new location will help contribute to the increase of revenues.

As of September 30, 2012, our current assets exceeded our current liabilities.  Management believes that its current cash and cash equivalents will allow the Company to continue to operate with no further financing activities.

Going Concern

The Company had sales of $190,114 and net profit of $16,330 for the nine months ended September 30, 2012 compared to sales of $119,807 and net profit of ($4,739) for the nine months ended September 30, 2011. These factors do not raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Quick Link to Table of Contents

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in the unemployment rate, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in the unemployment rate, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

N/A

ITEM 1A

RISK FACTORS

N/A

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of Quality WallBeds, Inc.'s common stock without registration during the last three years.

ITEM 3

DEFALUTS UPON SENIOR SECURITIES

N/A

ITEM 4

MINE SAFETY DISCLOSURES

N/A

ITEM 5

OTHER INFORMATION

N/A

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation Filed on August 7, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
3.2	Articles of Amendment to Articles of Incorporation Filed on August 7, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
3.3	Amended and Restated Articles of Incorporation Filed on August 7, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
3.4	By-Laws Filed on August 7, 2012 as Exhibit 3.4 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
14	Code of Ethics Filed on August 7, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
15	Letter regarding unaudited interim financial information. Filed herewith
23

Consent of Experts and Counsel: Independent Auditor's Consent by Peter Messineo, C.P.A.’s

Filed on September 20, 2012 as Exhibit 23 to the Issuer’s Registration Statement on Form S-1/A, Amendment No. 2, (File No. 333-183104) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Link to Table of Contents

101*

Financial statements from the quarterly report on Form 10-Q of Quality WallBeds, Inc. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of St. Petersburg, Florida, on November 1, 2012.

(Registrant) QUALITY WALLBEDS, INC.,

By: /s/ CATHERINE A. BRADAICK
Catherine A. Bradaick
President

Name	Title	Date

/s/ CATHERINE A. BRADAICK		November 1, 2012
Catherine A. Bradaick	President

/s/ MICHAEL J. DANIELS		November 1, 2012
Michael J. Daniels	Principal Executive Officer, Secretary, Treasurer, Chairman of the Board, Principal Accounting Officer, Chief Financial Officer