Form 10-K
period 2012-12-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2013-03-14
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of small business issuer as specified in its charter)
FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
6371 Business Blvd., Ste. 200 Sarasota, FL 34240	34240
(Address of Principal Executive Offices)	(Zip Code)

2808 16th Street N, St. Petersburg, FL 33705
Previous Address

(727) 535-1917
(Registrant’s Telephone Number, Including Area Code)
Quality WallBeds, Inc. (Registrant’s former name)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☑  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☐

Quick Link to Table of Contents

Quick Link to Financial Statements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.00 computed by reference to the last sale price on June 30, 2012 as reported on the OTC Bulletin Board and the OTC Markets QB of $0.00 per share (our common stock is currently not trading).  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 11, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	10,375,000

Documents incorporated by reference:  N/A

Quick Link to Table of Contents

Quick Link to Financial Statements

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Mine Safety Disclosures

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion and Analysis or Plan of Operation

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A—Controls and Procedures

Item 9B—Other Information

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive Compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

XBRL EXPLANATORY NOTE

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

Quick Link to Financial Statements

PART I

ITEM 1—BUSINESS

Business Development

Although our current name is “Sichuan Leaders Petrochemical Company,” we have been doing business since we were incorporated under the laws of the State of Florida on June 29, 2000, under the name “Quality WallBeds, Inc.”   During our twelve (12) years of operation as a furniture retailer specializing in the design, construction, and installation of wall beds, closets and shelving, we had profits and losses.  The Company has a single retail location in Saint Petersburg, Florida, and an office in Sarasota, Florida.  The Company faces competition from local and nationally recognized firms in the areas of personnel experience, capitalization, and reputation.  Therefore, the Company has concentrated its efforts on product quality, design technology, cost containment, customer relationships, and targeted advertising campaigns.

On March 30, 2012, the existing equity holders of the Company sold 100% of their holdings to unrelated parties; a change in ownership control occurred and Catherine Bradaick and Michael Daniels were appointed as new directors and named as President and Secretary/Treasurer, respectively.

On December 13, 2012 a Special Meeting of the Shareholders was held at the Corporate Offices (which attending shareholders represented approximately 79% of the outstanding shares) and Mr. Andy Z. Fan, Mr. Yakang Ai, Mr. Gary Macleod, and Ms. Diane J. Harrison became our new board of directors and officers.

Upon his appointment as Director and Chairman of the Board, Mr. Andy Z. Fan discussed a change is business strategy and business model for the Company due to the current economic conditions.  Due to the downturn of the economy, our sales of wall beds have slowed. While we continue to operate as a wall bed sales and installation company, we have begun to pursue opportunities in the petrochemical industry in the People’s Republic of China. Management believes that it has a fiduciary obligation to maintain shareholder value and as a result of this responsibility, management is exploring petrochemical products that it can utilize in its present operations as well as products that can be marketed to the public in general.

Mr. Fan requested that the full Board of Directors approve the addition of another product line for the company. He stated that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.  Mr. Fan proposed pursuing business opportunities within the high-end lubricating oil research and development, production and sales.

After thorough discussion, the Shareholders unanimously agreed to the addition of a new line of products to the operations to increase revenues and shareholder value.  In addition, the shareholders approved changing the Company name to” Sichuan Leaders Petrochemical Company” to reflect this new product line and target market in China, while continuing to do business under the fictitious name, “Quality WallBeds, Inc.” for its Florida wall bed operations.

In addition, in anticipation of increase in investors, the Shareholders unanimously voted to increase the capital stock of the company from five hundred million (500,000,000) to five billion (5,000,000,000).

Effective December 15, 2012, upon a unanimous vote of the Shareholders attending the December 13, 2012 Shareholder Meeting (which attending shareholders represented 79% of the outstanding shares), the Articles of Incorporation were amended to reflect these changes.

Our Business

(1) Principal Products and Their Markets

We provide Quality space saving custom home furniture and closet organizing systems to the general public.  We currently offer our services to people and companies needing assistance in the organization of their living/work space.

We make use of our own website www.qualitywallbeds.com to target the typical individual that may be interested in our services in our target market area.  We began using advertising in local publications and found this approach to be effective.  Now, our advertising campaign consists primarily of the Internet and advertising in local publications in our larger markets.

Quick Link to Table of Contents

Quick Link to Financial Statements

(2) Distribution Methods of Our Products

The primary delivery of our products is through client interviews at the clients’ location or an in store interview from our location. Our clients’ orders are then processed and sent to the manufacturer. When the completed order is received in our warehouse we then assign our current installer to install the product.   Our sales are comprised of 95% client location and 5% in store interviews.

Clients call in from one of our advertising sources or from referral.  Our former President, Catherine A Bradaick was responsible for screening all calls and arranging appointments with clients.  When the design was completed, Ms. Bradaick received payment prior to product or services being ordered or performed.  Once the order was taken the client is given a tentative timeframe for receiving of goods and installation.

The Company utilizes independent contractors to install the product at this time.

 (3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products that would make us stand above our competition in the wall bed business.   We are currently evaluating some petrochemical products manufactured in China to which we may be able to acquire the rights.  At this time, the Company is in preliminary discussions with the manufacturer of the products to work together to market the petrochemical products, with any firm agreements contingent upon the results of the independent laboratory testing of the products.

(4) Our Competition

To compete effectively in our industry, a company must understand and then respond to the specific needs of the client. Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer additional product offerings not provided by us. Many also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. Consequently, we may encounter significant competition in our efforts to achieve our growth objectives. Our competitors have methods of operation that have been proven over time to be successful.

Since we are in a recessionary period our large competitors have chosen to advertise low prices in an effort to gain sales.  In the past the company chose not to compete on a price basis and continued an advertising campaign based on quality.  Our former President, Catherine A. Bradaick, had extensive experience in advertising and the company chose to compete by offering quality products and time sensitive installations as the main selling points of our services.  The new advertising and approach by prior management was beginning to show results for increased revenue as reflected in our financial statements for the year ended December 31, 2012.

 (5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  Other than manufacturers that may rely on raw materials in their production, we do not rely on the supply of any natural resources for our operations.

 (6) Dependence on Limited Clients

We do not have any limitation on clients at this time other than the fact that we limit our geographical area to the State of Florida.  Presently we are not soliciting business outside of the State of Florida.  If we are able to expand our business we will expand our service area beyond Florida to cover a larger population base.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do own the domain name www.qualitywallbeds.com.  We may rely on certain trade secrets and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

•

These agreements will not be breached;

•

We would have adequate remedies for any breach; or

•

Our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

Quick Link to Table of Contents

Quick Link to Financial Statements

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our products by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8) Need for Government Approval of Principal Products.

There are no federal or state approvals that are required for the specific products that we offer.

(9) Government Regulation

There are no federal or state regulations that require a special business license for our business however the City of St. Petersburg requires us to maintain a yearly business license.  We are required to have a local business license as well as a sales tax exemption certificate.  We are not required as a company to maintain worker’s compensation insurance and pay into the Florida unemployment compensation fund since we use independent contractors.  When our new Officers and directors begin to receive a salary we will then have to apply for Workers Compensation insurance and pay into the Florida unemployment compensation fund.

As a Florida corporation we must file an annual report with the Department of State in Florida.

We are required to have a ‘Finished Carpenters License’ to install the products within the City of St. Petersburg.  We must insure that we have an individual with the appropriate license as the General Contractor license we have on file.

 (10) Research and Development during Our Last Two Fiscal Years

During the last two fiscal years we do not know of any specific research and development that took place.  Since the change in control on March 31, 2012 we have been researching the development of different products to be offered.  The cost of our research and development of alternative products are limited and we do not feel the cost of developing additional products will have any significant impact on our profitability.

(11) Cost and Effects of Compliance with Environmental Laws

As a business we are not subject to federal, state or local environmental laws.

(12) Our Employees

As of December 31st, 2012, we have one (1) part-time sub-contractor who is working as our installer and our former President, Catherine A Bradaick is continuing to devote approximately 30 hours per week to Quality WallBeds at the request of the current Board of Directors.

Reports to Security Holders

We will be required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”) when our registration statement is effective and we are a fully reporting company. You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at <www.sec.gov>. We believe that we will be an electronic filer making our information available through an Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

We are not required by the Florida Revised Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. In the event we become a reporting company with the SEC, we will file all necessary quarterly and annual reports.

ITEM 1A—RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred both profits and losses from inception while realizing our revenues and we may never generate substantially more revenues or be profitable in the future.

Quick Link to Table of Contents

Quick Link to Financial Statements

Risks Relating to Our Business

 Economic events have adversely impacted our business and results of operations and may continue to do so.

Due to the continuing recession we believe that these weak general economic conditions will continue through the end of 2013 and most likely beyond. The ongoing impacts of the housing crisis, high unemployment and the rising prices of raw materials may further exacerbate current economic conditions that impact our business. As the economy struggles, our clients may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the amount they spend thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior on a more permanent basis.

The current industry downturn is negatively impacting our business with a revenue decline in fiscal 2012.

We had a loss from continuing operations, net of taxes of ($63,458) in fiscal year 2012 and in the fiscal year 2011 and small profit of $7,629. Our revenues decreased due to the weak economic environment.  If the economic environment deteriorates further, or is prolonged, resulting in continued decreasing revenues and our actions to respond to these conditions are not sufficient, we could continue to see our revenues decrease and we would potentially suffer losses.

Changing discretionary spending patterns and general economic conditions could reduce our client traffic which would have an adverse effect on our revenues.

Purchases of our products are discretionary for our clients and, therefore, we are susceptible to economic slowdowns. We believe that the vast majority of our revenues are derived from working class families that must budget more closely than those with more disposable income. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in disposable income. We also believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail.

The future performance of the U.S. economy and global economies are uncertain and are directly affected by numerous global and national factors, in addition to other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, international, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

Many of the products we purchase and resell are commodities whose price is determined by the market's supply and demand for such products, and the markets in which we operate are cyclical and competitive. The depressed state of the housing, construction, and home improvement markets could continue to adversely affect demand and pricing for our products.

Many of the products we design and resell, including products made from oriented strand board, plywood, lumber, and particleboard, are commodities that are widely available from other producers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we purchase and resell may fall below cash production costs, requiring us to either incur short-term losses on product sales.  Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure.  Commodity price volatility also affects our business, with falling price environments generally causing reduced revenues and margins, resulting in substantial declines in profitability and possible net losses.

Historically, demand for the products we design and resell, has been closely correlated with residential repair-and-remodeling activity our area and new residential construction and, to a lesser extent, light commercial construction. New residential construction activity remained substantially below average historical levels in 2011 and so did demand for the products we design and resell. There is significant uncertainty regarding the timing and extent of any recovery in such construction activity and resulting product demand levels as we move into the fiscal year 2013. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.

A material disruption at one of our suppliers’ manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our financial results.

Any of our suppliers manufacturing facilities, or any of the machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

Quick Link to Table of Contents

Quick Link to Financial Statements

•

Equipment failure;

•

Fires, floods, earthquakes, hurricanes, or other catastrophes;

•

Unscheduled maintenance outages;

•

Utility and transportation infrastructure disruptions;

•

Labor difficulties;

•

Other operational problems; or

•

 Ecoterrorism or threats of ecoterrorism.

Our growth depends on our ability to expand and operate profitably.

A substantial majority of our historical growth has been due to a thriving economy. When comparing fiscal 2012 to fiscal 2011, revenues increased modestly due to the slight improvement in the economy.  Our ability to expand is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

•

find clients with disposable income;

•

Competition;

•

Consumer trends;

•

General international, national and regional and local economic conditions;

•

Our ability to execute our business strategy effectively;

•

develop additional sources of marketing that are within our budgetary constraints;

•

Raise, borrow or have available an adequate amount of money for expansion costs;

•

 successfully promote our products and compete in the market in which we are located.

We may not be able to attract enough clients because potential clients may be unfamiliar with our company or our products might not appeal to them. As a result, the operating results generated at our store may not equal the operating results generated at our competitors.

Our existing senior personnel, management systems, financial controls, information systems and other systems and procedures may be inadequate to support any expansion, which could require us to incur substantial expenditures that could adversely affect our operating results.

Our company may not be able to compete successfully with other companies offering the same or equivalent products and, as a result, we may not achieve our projected revenue and profitability targets.

If our company is unable to compete successfully with other businesses in our existing market, we may not achieve our projected or historical revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, store location, and whether our products are strictly offered in store or at the client’s location. We compete with national chains and independently owned specialty store for clients, qualified management and other staff. Compared to our business, our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the market where our business is located.

Our success depends in part upon the continued popularity of space saving furniture.

Shifts in consumer preferences away from these types of products could materially adversely affect our operating results. The specialty furniture market is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and purchasing habits. Our success depends in part on our ability to anticipate and respond to changing consumer preferences, as well as other factors affecting our industry, including new market entrants and demographic changes.

Continued expansion by our competitors could prevent us from realizing anticipated benefits from growth in our existing store revenue.

Our competitors have opened many businesses in recent years and a key element of our strategy is to expand our sales in our existing market. If we overestimate demand for our products or underestimate the popularity of our competitors, we may be unable to realize anticipated revenues from expansion in our current market. Similarly, if one or more of our competitors open new stores in our existing market revenues in our store may be lower than we expect. Any unanticipated slowdown in demand due to industry growth or other factors could reduce our revenue and results of operations, which could cause our revenue to decline substantially.

If we discover material weaknesses in the financial reporting of prior management it may cause us to restate our financial statements in the event such weaknesses are determined to not be acceptable to financial reporting requirements.

When new management took control on March 31, 2012 it had the responsibility to review the internal controls over financial accounting.  While this review of material weaknesses is ongoing, if we discover any weaknesses that could cause us to have to restate

Quick Link to Table of Contents

Quick Link to Financial Statements

our financial statements, this could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the profits of past operations.

Taxing authorities may select to audit our federal or state tax returns from time to time, which may result in tax assessments and penalties that could have an adverse effect on our results of operations and financial condition.

We are subject to federal or state taxes in the U.S. Although we believe that our tax reporting is reasonable, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

We may experience higher operating costs, including increases in employee salaries, wages or benefits, which will adversely affect our operating results if we cannot increase our prices to cover them.

If we increase the compensation or benefits to our employees, we will have an increase in our operating costs. If we are unable or unwilling to increase our prices or take other actions to offset increased operating costs, our operating results will suffer. Factors that may affect the salaries or benefits that we pay to our existing or future employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have an adverse effect on our operating performance.

Increases in the minimum wage could increase our labor costs. For example, under the Federal Minimum Wage Act of 2007, on July 24, 2009, the federal minimum wage increased to $7.25 per hour. The 2012 minimum wage in Florida is $7.67 per hour, effective January 1, 2012. For details, see Section 24, Article X of the State Constitution and Section 448.110, Florida Statutes.  If we are unable to offset the increased labor costs by increasing our prices or by other means, this could have a material adverse effect on our business and results of operations.

Our operating results may fluctuate significantly due to the nature of our business and these fluctuations make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business.

Our business is subject to fluctuations that may vary greatly depending upon the region in which our particular store is located. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In addition, in the past we have incurred, and in the future are likely to incur, a net loss in the second quarter due to the nature of our business, with revenues generally being less in the second quarter primarily due to our clients spending less on our products at the beginning of summer.

Our results of operations are affected by a variety of factors, including increased competition, and have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future.

Our results of operations have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. Our results of operations are affected by a variety of factors, including:

•

the timing of business openings by competitors;

•

changes in consumer preferences;

•

general economic conditions;

•

government regulation; and

•

 actions by our competitors.

Our store is located in a region that is susceptible to severe unemployment conditions. As a result, declining employment in this area could affect our business, resulting in fewer client visits to the store and otherwise have a material adverse impact on our business. It is our belief that you should not rely on our past results of operations as being indicative of the future.

Negative factors or publicity surrounding our industry could adversely affect consumer choice, which could reduce sales and make our business less valuable.

It is our belief that our competitive strengths include the quality of our employees, including our skilled carpenter and the quality of our management. Therefore we believe that adverse publicity relating to these factors or other similar concerns affects us more than it would competitors that compete primarily on other factors. Any shifts in consumer preferences away from the specialty products we offer; murphy beds, closet organizing systems and custom home office furniture including delivery and quick setup,

Quick Link to Table of Contents

Quick Link to Financial Statements

whether because of negative publicity or an improving economy, would make our business less appealing and adversely affect our revenues. Adverse changes involving any of these factors could further reduce our client traffic and/or impose practical limits on pricing, which could further reduce our revenues and operating income.

We depend upon clients that want to use the services of a furniture store that specializes in the design, construction and installation of wall beds, closets and shelving, which subject us to the possible risk of a shortage of clients during periods of high employment.

Our ability to maintain consistent business depends in part upon our ability to acquire new clients. Our inability to gain new clients during periods of high employment could increase our costs and could cause a slowdown in business at our store or a temporary closure. If we temporarily close our business, we may experience a significant reduction in revenue during the time affected by the closure and thereafter, as our clients may change their habits of non-specialty furniture we risk permanent closure. We have no long-term contracts to provide our products to any large group or organization which could provide a stable client base.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to Quality WallBeds, Inc. and other names and marks used by our business, which could adversely affect the value of the Quality brand.

We have not registered the “Quality WallBeds, Inc.” mark used by our business as a trade name in Florida or any state or the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business concept and may cause a decline in our revenue.

We occupy our business under a yearly non-cancellable lease and we may be unable to renew our lease at the end of its term.

Our business is located in leased premises. Our current lease is non-cancellable for a one (1) year period beginning on the June 1, 2012, and ending on June 1, 2013.  The total annual rental of $15,187 is payable in monthly installments of $1,168 due on the first (1st) day of every month. If we are unable to renew our business lease, we may close or relocate our business, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing our business, even during the time of relocation, will reduce the sales that the business would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated business may not equal the revenue and profit generated at the existing location.

Any new indebtedness may adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

Any revolving credit facility, and other debt instruments we may enter into in the future, may have negative consequences to the Company, including but not limited to the following:

•

our ability to obtain financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•

we may use a substantial portion of our cash flows from operations to pay interest on any new indebtedness, which will reduce the funds available to us for operations and other purposes;

•

our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•

our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts that may become due under any new credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified salespeople necessary to keep pace with our anticipated increase in sales and meet the needs of our existing business. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply. Any future inability to recruit and retain qualified individuals may delay our ability to increase the sales at our business. Any such delays, any material increases in employee turnover rate or any widespread employee dissatisfaction could have a material adverse effect on our business and results of operations.

Quick Link to Table of Contents

Quick Link to Financial Statements

We depend on the services of key executives, the loss of any of these executives could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our senior executives, are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging any necessary financing. Losing the services of these executives could adversely affect our business until a suitable replacement could be found. None of our key executives are not bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. We estimate that it will cost approximately $45,000 annually to maintain the proper management and financial controls for our filings.  In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Risks Relating to our Common Stock

Our future results may vary significantly in the future which may adversely affect the price of our common stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

No dividends were declared during 2012 and 2011.  We have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

If we fail to continue to comply with the listing requirements of the OTCBB, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the OTCBB and the OTC Markets. We are subject to certain continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCBB’s and the OTC Market’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Our stock price will be extremely volatile.

The trading price of our common stock will be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

Quick Link to Table of Contents

Quick Link to Financial Statements

We are authorized to issue up to 5,000,000,000 shares of common stock, of which 9,375,000 shares of common stock are issued and outstanding as of December 31, 2012. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Since our securities are subject to penny stock rules you may have difficulty selling your shares.

Our shares of common stock are “penny stocks” and are covered by Section 12(g) of the 1934 Securities and Exchange Act which imposes additional sales practices which requires broker/dealers who sell Sichuan Leaders Petrochemical Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements.  For sales of our securities a broker/dealer must make a special suitability determination and receive from its client a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

Our Amended and Restated Articles of Incorporation provide for one class of blank check preferred stock solely at the discretion of the Board of Directors.

Our Board of Directors may, at its sole discretion, issue stock from our authorized blank check preferred class.  Shareholders do not have any control regarding the issuance of any shares from this class and may be adversely affected by any such issuance or subsequent sale in the form of dilution, voting, and value of their shares.  The preferred shares may also be issued with preferences or rights that may adversely affect the holders of our common stock.

Since our Director and Chairman of the Board, Andy Z Fan, is our controlling shareholder, there may be a conflict of interest for Mr. Fan for our company and his other business interests.

Our Director and Chairman of the Board is our controlling shareholder who owns 6,950,020 shares of our common stock.  Mr. Fan has the ability to control all business matters and he has clients from his other businesses that may cause a conflict with his acting independently regarding our company.  Such a conflict of interest would likely cause investors to lose all or part of their investment.

At the present time our Officers and Directors provide their services on an unpaid basis and may not be able to continue their services without pay.

Since our company is not currently operating with earnings and cash flows to support Officer and director salaries, our Officers and Directors work on an unpaid basis.  If and when the company has increased its operations to support salaries, we intend for our Officers/Directors to be compensated, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining when salaries may be available to our Officers and directors.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Earnings are determined quarterly and will be analyzed along with our cash flows to determine if there is sufficient cash remaining after all expenses are paid to commence salaries for the officers and directors.  Until then, there is a risk that our Officers and directors may need to find work elsewhere to supplement their income, distracting them from our operations resulting in poor quality control and a loss of clients and business.

ITEM 2 – PROPERTIES

Our principal business address for our Quality Wallbeds retail store is at 2820 16th Street North, St. Petersburg, Florida  33704, which is a commercial building fronting a major north/south thoroughfare in the city.  We do not own the building but lease the premises which are approximately 1900 square feet.  The building is a single story stucco building that is in good condition. Our current lease is non-cancellable for a one (1) year period beginning on the June 1, 2012, and ending on June 1, 2013.  The total annual rental of $15,187 is payable in monthly installments of $1,168 due on the first (1st) day of every month. We own our furniture, computer system, ancillary equipment, and store supplies and all of the related equipment purchased for use in a business.  The Company has no leased equipment for business purposes.  All furniture, fixtures and equipment is owned without any liens or encumbrances.

We also have our corporate office at 6371 Business Boulevard, Suite 200, Sarasota, FL  34240, which is a commercial building located near a major interstate.  We do not own the building but rent a furnished office within the premises which is approximately 300 square feet individually.  We rent on a month to month basis with no lease required. The building is a double story brick building that is in satisfactory condition. We own our computer system, ancillary equipment, and office supplies and all of the related equipment purchased for use in a business.

Quick Link to Table of Contents

Quick Link to Financial Statements

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “SLPC”.  As of March 5, 2013 we have had no trading of our stock on the OTCBB or the OTC Markets where our stock is currently quoted. There is currently no trading market for our shares.

As the market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

During the year ended December 31, 2012, the Company did not issue any stock.

We had thirty-one (31) stockholders of record of our common stock as of December 31, 2012.  The CUSIP number for our common stock is 825827 108.

ITEM 6—SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and as such, are not providing the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes contained elsewhere in this prospectus. This section of our prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Quick Link to Table of Contents

Quick Link to Financial Statements

We are an operating company that is seeking to expand operations when we believe the current economic downturn has stopped. We have an operating history and have generated revenues in every period in which we have been operational. We have yet to undertake any expansion activity. We believe the economy is in the latter stages of an economic downturn and there is a reasonable likelihood that increased revenues can be derived from our business in the foreseeable future when our economy begins to improve.

If we are able to increase revenues there is no guarantee that we will be able to generate any profits.  We do not believe that our operation will require us to acquire additional capital that can provide the company cash for its operations over the next twelve (12) months.

Our Board of Directors believes that we cannot expand as an on-going business during the next twelve months since we are in an economic downturn.  Management believes that it must follow a prudent strategy of keeping any profits in the company to avoid having to take on any debt.  Both of our Officers/directors have therefore decided to forego any cash compensation until we believe that the economy has begun to change and our revenues increase accordingly.

Our future financial success will be dependent on the success of our ability to generate more revenue through an aggressive direct marketing campaign targeting homeowners in our specific target market area. Any significant revenue increases may take years to complete and future cash flows, if any, are impossible to predict at this time.  Since we are in a highly competitive industry where the failure rate for small individual businesses is at an all-time high management is developing a business model that will concentrate on cost control with slow business development.

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “SLPC” "we," "us," or "our" and the "Company" are references to the business of Sichuan Leaders Petrochemical Company.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

Current management believes the change in the current business model would have no direct impact on the revenues of the company. Future cash flows, if any, are impossible to predict at this time. The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Subsequent Events – New Business

We are an operating company that is seeking to commence operations within the high-end lubricating oil research and development, production and sales in addition to the  space saving custom home furniture and closet organizing systems business.

Our Board of Directors believes that we can operate as a high-end lubricating oil research and development, production and sales company in the future in excess of the next twelve months.  A change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time.

Our Employees

As of December 31st, 2012, we have one (1) part-time sub-contractor who is working as our installer and our former President, Catherine A Bradaick is continuing to devote approximately 30 hours per week (without pay) at the request of the current Board of Directors.  Accordingly, we have no paid employees as of December 31, 2012.  This includes the four (4) officers and directors who run the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.  To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

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

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized in the statements for the current and future periods..

Impairment of Long-Lived Assets

The Company assesses the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash

Quick Link to Table of Contents

Quick Link to Financial Statements

flows, significant estimates are made by us with respect to future operating results of the store over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations

General

The following table shows our revenues, expenditures and net income (loss) for the years ended December 31, 2012 and December 31, 2011 (audited).

Table 1.0 Comparison of our Statement of Operations for the Years Ended December 31,

Period Ended:	Revenue	Expenses	Provision For Income Taxes	Net Income (Loss)
December 31, 2012	$ 216,871	$ 117,023	$ 0	$ (63,458)
December 31, 2011	$ 192,098	$ 76,528	$ 0	$ 7,629

Results of Operations.

For the year ended December 31, 2012, our total revenue was $216,871 or 11% increase compared to $192,098 for the year ended December 31, 2011. The increase we believe is directly attributed to an increase in sales volume as our product pricing has remained unchanged. We believe the increase is related to a small improvement in the economy and consumers trying to find alternatives in their home improvements.  Our expenses increased to $117,023 for the year ending 2012 which is an increase of $40,495 or 35% which we attribute to an increase in salaries from the previous year. Our salaries increased due to the requirements of our employees who have been with the company for seven (7) years and the continuing recessionary period causing a financial strain on them.  Our cost of goods sold has remained relatively constant as we have been using the same suppliers for over ten (10) years. For the year ended December 31, 2012, the most significant components of our cost of sales, the raw materials used in our end products, totaled $52,626, which is 32% of the total cost of sales or 24% of revenues.

Operating Expenses. Expenses increased by $40,495 to $117,023, which is a 34% increase for the year ended December 31, 2012 from the year ended December 31, 2011.  The increase in expenses in our general and administrative is directly related to the increased cost of our new location lease expense and relocation, travel expenses to the People’s Republic of China, as well as other factors. Salaries to our full time workers increased due to their longevity thereby increasing our operating expenses. Additional expenses were related to acquire a new license holder for the carpenter’s license.  Our direct costs increased due to incorrect items being ordered on some contracts and the cancellation of some customer contracts which totaled $10,331 of loss late in the year.  Repairs to units previously installed  by former employees resulted in additional expenses. Our subcontractor expense increased by 31% or $9,748 during the year.

Net Income (Loss). As a result of the factors described above, there was a net loss of ($63,458) for the year ended December 31, 2012. Management believes that the loss is directly attributable to the change in employees, the cancellation of customer contracts, the replacement of incorrectly ordered parts, additional travel expenses to develop new products as well as the relocation to a better store front.

Liquidity and Capital Resources

The Company concentrated its efforts in the sales and installation of wallbeds, closets and shelving.  At the time, our management believed we could capitalize on the quality of the services offered by the company to increase business.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination we will analyze all strategies to continue the company and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed

General. At December 31, 2012, we had cash and cash equivalents of $9,040. We have historically met our cash needs through cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash

Quick Link to Table of Contents

Quick Link to Financial Statements

balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used and provided cash of $(45,821) and $3,351 for the years ended December 31, 2012 and 2011, respectively. Our operations received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $54,522 for the year ended December 31, 2012. The Company received a total of $15,000 in non-interest bearing loans prior to August 13, 2012.  The loan shall be convertible into Common Stock at the election of the lender within one (1) year from August 13, 2012 or within one (1) week from notice by the Company that the loan shall be repaid.  The loan was to facilitate expenses directly related to the increased cost of our new location lease expense and the cost of relocation.  Management believes the new location will help contribute to the increase of revenues.

As of December 31, 2012, our current liabilities exceeded our current assets.  Management believes that if current cash and cash equivalents are not met the majority shareholder will provide additional funding to allow the Company to continue to operate.

Table 2.0 Net Change in Cash Position for the years ended December 31, 2012 and 2011

	For the years ended December 31,
	2012	2011
Cash used in operating activities	$ (45,821)	$ 3,351
Cash used in investing activities	(2,289)	(2,235)
Cash provided by financing activities	54,522	(9,796)
Net changes to cash	$ 6,412	$ (8,680)

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Quick Link to Table of Contents

Quick Link to Financial Statements

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw material prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings, however, we believe these fluctuations have not been significant.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 26, 2012, we engaged Peter Messineo, C.P.A.’s, as our independent auditors (PM). They were our first auditors and we have had no disagreements with PM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.  On January 10, 2013, PM declined re-election due to changes in his firm.

On December 17, 2012, Peter Messineo, joined the accounting firm now known as DKM Certified Public Accountants, an independent registered public accounting firm.  On January 10, 2013, the Company engaged the accounting firm of DKM as their new independent registered accounting firm.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

Quick Link to Table of Contents

Quick Link to Financial Statements

Management Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

As reported in our Current Report on Form 8-K filed on December 21, 2012, at the December 13, 2012 special meeting of shareholders, Mr. Andy Z. Fan, Mr. Yakang Ai, Mr. Gary Macleod, and Ms. Diane J. Harrison became our new board of directors and officers as provided in Table 3.0 below.

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 3.0 Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Fan	48	Director and Chairman of the Board of Directors	None
Gary Macleod	49	Chief Executive Officer and Director	None
Yakang Ai	48	President and Director	None
Diane J Harrison	54	Secretary, Treasurer and Director	None
Catherine A Bradaick[1]	45	Former President and Director	None
Michael J Daniels[2]	65	Former Secretary, Treasurer, Chief Executive Officer, Director and Chairman of the Board	None
1Ms. Bradaick resigned as President and Director on December 15, 2012.
2Mr. Daniels resigned as Secretary, Treasurer, Chief Executive Officer, Director and Chairman of the Board on December 15, 2012.

Background of Executive Officers and Directors

Andy Z. Fan:

Mr. Fan was appointed as Director and Chairman of the Board of Directors on December 15, 2012 upon Mr. Daniel’s resignation December 13, 2012.  Mr. Andy Z. Fan is a prominent Chinese-American businessman with outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China's Head of State -- Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton's Chinese interpreter.   Mr. Andy Z. Fan's popular book "Clinton and My Life" has made him an idol to millions of Chinese students, and a well-respected sought-after public speaker.

Mr. Fan is currently President, Director, and Chairman of the Board of AF Ocean Investment Management Company [OTCBB:AFAN].  AF Ocean’s mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

Mr. Fan is currently President, Director and Chairman of the Board of ChinAmerica Andy Movie Entertainment Media [OTCBB:CAME]. The primary focus of the Company will be on the development, production and distribution of documentaries and animated films.  The production of documentaries will be focused on the Chinese government, culture and the history of the People’s Republic of China.

His nine popular books in China, including the No. 1 best seller in China in June 2011, also make him a frequent guest on TV, as well as being followed and interviewed by media everywhere he goes. He has been on numerous magazine covers, including “Chinese Business Leader”, “China Celebrity”, “China Private Capital”, “World Chinese Businessman”, “Discovery”, “Commerce”, “The View”, among others. To millions of fans and their parents across the country, Andy is their hero and a super star. Due to his popularity, he is often invited as the guest of honor and speaker by many prominent organizations, such as being invited to Nobel Laureates Beijing Forum and Forbes China City Investment Forum. In 2009, in celebration of the 60th anniversary of the founding of the People’s Republic of China, Mr. Andy Z. Fan was chosen to be one of “China’s 60 Role Models in 60 Years”, and his portrait was printed on a Chinese Postage Stamp that same year.

Gary Macleod:

Since November 2008, Mr. Gary Macleod, the Chief Executive Officer and director of AlphaPoint Technology, Inc., has played a key leadership role in translating technical information and new technologies into compelling value propositions to drive customer endorsement and sell-through models for evolving IT Asset Management software solutions.

From August 2005 to January 2008, Mr. Macleod was the Chief Executive Officer and director of Non-Invasive Monitoring Systems, Inc. He was responsible for raising capital to ensure organizational survival, steering product introduction efforts, navigating FDA approval activities, filing comprehensive and required publicly-held organization financial reports, overseeing entire program lifecycle including 510K submission proceedings, identifying market demographics, developing long-term business plans, establishing distributor base, strengthening stakeholder confidence, and restructuring the organization.

Quick Link to Table of Contents

Quick Link to Financial Statements

Mr. Macleod is currently a Director of AF Ocean Investment Management Company [OTCBB:AFAN].

Yakang Ai:

Mr. Yakang Ai is the Founder and Chief Executive Officer of Sichuan Petrochemical Company Limited, a Chengdu, Peoples Republic of China business, which was established in 2009 and which specializes in high-end lubricating oil research and development, production, and sales. Under his leadership, his company won the "China quality credit AAA level demonstration unit", "first Chinese high-end lubricant market the most competitive brand", the first Chinese automobile market reputation list "the best word of mouth Lube" and other awards. Mr. Yakang Ai was named "excellent entrepreneur of China".

Mr. Ai has been awarded the following certifications: China's outstanding entrepreneurs; China top ten influential entrepreneurs; National transportation industry top ten honest entrepreneurs; Vice Chairman of the national transportation Credit Union.

For 10 years prior to founding Sichuan Petrochemical Company Limited, Mr. Yakang Ai was president and chief executive officer of Tongda Corp., a PRC company that specialized in petrochemical research and development.

 Diane J. Harrison:

Ms. Harrison,  an attorney licensed in Florida and Nevada, is the Chief Financial Officer, Principal Accounting Officer, Legal Counsel, Treasurer, Secretary and Director, of AF Ocean Investment Management Company. She is a securities lawyer in private practice with her solo firm, Harrison Law, P.A.  She has served as a Director of AF Ocean Investment Management Company [OTCBB: AFAN], formerly known as Dinello Restaurant Ventures, Inc., from July 2010 to the present.  She served as the Chairman and President of Cheetah Consulting, Inc., now known as Vision Industries Corp. [OTCBB:VIIC], from January 2, 2007 to December 15, 2008.  She has remained as securities counsel for Vision Industries Corp.

Prior to her legal career, Ms. Harrison worked for the United States Department of Energy (“USDOE”) and held the highest security clearance available. She worked as an Engineer for Rockwell International Corporation as well as for the United States Department of Energy on the Yucca Mountain project as a Manager on the design of hazardous waste disposal she spent seven (7) years working for the USDOE. She was a systems engineer and the waste package and repository design branch chief for the high-level radioactive

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2012 were timely filed with the Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial officers, which group includes the Company’s principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is accessible at our Internet website, www.qualitywallbeds.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Secretary, Treasurer and Director Diane J. Harrison, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Ms. Harrison as our company Secretary, Treasurer and Director and our audit committee financial expert is not detrimental to the Company. Ms. Harrison has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee

Quick Link to Table of Contents

Quick Link to Financial Statements

functions. Ms. Harrison has gained this expertise through her experience as our Secretary, Treasurer and Director and through her formal education. She has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility with the Company.  In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The compensation arrangements consist of two components.  The first component is base compensation (or “salary”) and the second component is the stock option plan.

Base Compensation

The following table sets forth information concerning the annual and long-term compensation of our President and Secretary/Treasurer, and the most highly compensated employee and/or executive Officer who served at the end of the fiscal years December 31, 2012 and 2011, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2012 and 2011 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 4.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z Fan[1], Director and Chairman of the Board	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gary Macleod[2], Chief Executive Officer and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yakang Ai3, President and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Diane J Harrison[4], Secretary, Treasurer, and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Lloyd Burkley[5] Former officer and director	2012	-0-	-0-	-0-	-0-	-0-	-0-	11,238	11,238
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Catherine Bradaick[6], former President and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael J Daniels[7], former Secretary, Treasurer, and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1]There is no employment contract with Mr. Fan at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[2]There is no employment contract with Mr. Macleod at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[3]There is no employment contract with Mr. Yakang at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[4]There is no employment contract with Ms. Harrison at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[5]There is no employment contract with Mr. Lloyd at this time. Nor are there any agreements for compensation in the future. Mr. Lloyd has sold all of his stock in the company and has resigned all of his positions.

[6]There is no employment contract with Ms. Bradaick at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future. Ms. Bradaick has resigned all of her positions.

[7]There is no employment contract with Mr. Daniels at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.  Mr. Daniels has resigned all of his positions.

Quick Link to Table of Contents

Quick Link to Financial Statements

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2012:

Table 5.0 Outstanding Equity Awards at December 31, 2012

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Andy Z Fan	0	0	0	0	0	0	0	0	0
Gary Macleod	0	0	0	0	0	0	0	0	0
Yakang Ai	0	0	0	0	0	0	0	0	0
Diane J Harrison	0	0	0	0	0	0	0	0	0
Lloyd Burkley	0	0	0	0	0	0	0	0	0
Catherine Bradaick	0	0	0	0	0	0	0	0	0
Michael J Daniels	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 6.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z Fan	0	0	0	0	0	0	0
Gary Macleod	0	0	0	0	0	0	0
Yakang Ai	0	0	0	0	0	0	0
Diane J Harrison	0	0	0	0	0	0	0
Catherine Bradaick	0	0	0	0	0	0	0
Michael J Daniels	0	0	0	0	0	0	0

Board of Directors and Committees

Quick Link to Table of Contents

Quick Link to Financial Statements

Currently, our Board of Directors consists of Andy Z. Fan, Gary Macleod, Yakang Ai and Diane J. Harrison, who became our new Officers and Director effective on December 15, 2012. Our prior Officers and Directors, Catherine Bradaick and Michael J Daniels resigned their positions effective December 15, 2012. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2012, none of the directors were paid officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

Compensation Committee Report

The Compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management.  Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

o

Andy Z. Fan,  Director and Chairman of the Board of Directors

o

Gary Macleod, Chief Executive Officer and Director

o

Yakang Ai, President and Director

o

Diane J. Harrison, Secretary, Treasurer and Director

Employment Agreements

Currently, we have no employment agreements with our officers.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 7.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 7.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Andy Z. Fan LG1 HSBC Shanghai IFC 8 Century Ave Lujiazui Pudong Shanghai 200120	5,950,020	63.47
Common Stock	Gary Macleod 6371 Business Blvd., Ste. 200 Sarasota, FL 34240	0	0
Common Stock	Yakang Ai Chengdu, Sichuan Tech Western Tannoy 6 (of Tongda Group)	0	0
Common Stock	Diane J. Harrison 8955 US Hwy 301 N. Parrish, FL 34221	0	0
Common Stock	All Executive Officers and Directors as a Group	5,950,020	63.47

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2012, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following: During 2012, in a series of private transactions, Mr. Daniels sold 4,975,000 shares of company stock to Mr. Fan for $30,000.    Mr. Daniels is still a security holder of the Company holding less than 1% of the stock issued and outstanding on December 31, 2012. During 2012, in a series of private transactions, Ms. Bradaick sold 975,020 shares of company stock to Mr. Fan for $4,500.00.  She is still a security holder of the Company holding less than 1% of the stock issued and outstanding on December 31, 2012.

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated each of its directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no independent directors, accordingly the full board fulfills the audit, nominating and compensation committee functions.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit firm for 2011 was Peter Messino, C.P.A.. They were paid in cash for services for a registration statement and therefore have no direct or indirect interest in the Company.  On January 10, 2013, PM declined re-election due to changes in his firm.  Peter Messineo, C.P.A. provided an audit report for Quality WallBeds Inc. for December 31, 2011 and 2010.

On December 17, 2012, Peter Messineo, joined the accounting firm now known as DKM Certified Public Accountants, an independent registered public accounting firm.  On January 10, 2013, the Company engaged the accounting firm of DKM as their new independent registered accounting firm. They were paid in cash for services for this annual report and therefore have no direct or indirect interest in the Company.  DKM Certified Public Accountants has provided the audit report for Sichuan Leaders Petrochemical Company for December 31, 2012.

Quick Link to Table of Contents

Quick Link to Financial Statements

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2012 and 2011:

Table 8.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2012	$10,000	$0	$0	$3,039	$13,039
2011	$0	$0	$0	$10,000 (1)	$10,000

(1)

Audit related fees for the Registration Statement on Form S-1.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of SICHUAN LEADERS PETROCHEMICAL COMPANY are included in this report immediately following the signature page:

•

Reports of Independent Registered Public Accounting Firms

•

Balance Sheets at December 31, 2012 and December 31, 2011

•

Statements of Operations for the years ended December 31, 2012 and December 31, 2011

•

Statements of Stockholders’ Deficit for the years ended December 31, 2012 and December 31, 2011

•

Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation Filed on August 7, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on August 7, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
3.3	By-Laws Filed on August 7, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
3.4	Articles of Amendment to Articles of Incorporation Filed on December 20, 2012 as Exhibit 3.4 to the issuer’s Current Report on Form 8-K (File No. 333-183104) and incorporated herein by reference.
14	Code of Ethics Filed on August 7, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-183104) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101

Financial statements from the year ending report of Sichuan Leaders Petrochemical Company for the year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: March 13, 2013	/s/GARY MACLEOD
Gary Macleod
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: March 13, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chairman of the Board, Director

Dated: March 13, 2013	/s/GARY MACLEOD
Gary Macleod
Chief Executive Officer, Director

Dated: March 13, 2013	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, and Director

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

2451 N. McMullen Booth Road, Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sichuan Leaders Petrochemical Company, formerly Quality WallBeds, Inc.

We have audited the accompanying balance sheet of Sichuan Leaders Petrochemical Company, f/k/a Quality WallBeds, Inc. as of December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended December 31, 2011 were audited by another auditor who expressed an unqualified opinion on July 20, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sichuan Leaders Petrochemical Company as of December 31, 2012, and the results of its operations and its cash flows for the years ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 8, 2013

PO Box 2493 Dunedin, FL 34697-2493 727-512-2743	2451 McMullen Booth Rd. Suite 210 Clearwater, FL 33759-1362

Quick Link to Table of Contents

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quality WallBeds, Inc.

Saint Petersburg, Florida

I have audited the accompanying balance sheets of Quality WallBeds, Inc. as of December 31, 2011 and the related statements of operations, statements of changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality WallBeds, Inc. as of December 31, 2011 and the results of its operations, stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PETER MESSINEO

Peter Messineo, CPA

Palm Harbor, Florida

July 30, 2012

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Balance Sheets

For the Years Ended December 31,

	For the Years Ended December 31,
	2012 (audited)	2011 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	9,040	2,628
Accounts Receivable	7,520	20,559
Inventory	1,250	10,000
Total Current Assets	17,810	33,187

Property and Equipment, net of accumulated depreciation of $ 22,620 and $16,277, as of December 31, 2012 and 2011 respectively	3,535	7,589
Total Assets:	$ 21,345	$ 40,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 4,764	$ 1,119
Accrued Expenses	3,210	-
Customer Deposits	-	14,385
Loans from Shareholder	54,522	-
Note Payable	-	-
Other Current Liabilities	-	2,965
Total Current Liabilities	62,496	18,469

Total Liabilities	$ 62,496	18,469

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 9,375,000 issued and outstanding	93,750	93,750
Additional paid in capital	(68,566)	(68,566)
Accumulated Deficit	(66,335)	(2,877)
Total Stockholders’ Equity	(41,451)	22,307
Total Liabilities and Stockholders' Equity	$ 21,345	$ 40,776

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements of Operations

For the Years Ended December 31,

	For the Years Ended December 31,
	2012	2011
Revenue:
Sales	216,871	192,098
Direct Costs	163,306	107,941
	53,565	84,157

Operating Expenses:
General and Administrative	110,680	72,117
Depreciation Expenses	6,343	4,411
Total Operating Expenses	117,023	76,528

Net Income from Operations	(63,458)	7,629

Income Taxes	-	-

Net Income (Loss)	(63,458)	7,629

Basic and Diluted Earnings (Loss) per share	(0.007)	0.00

Weighted average number of shares outstanding	9,375,000	9,375,000

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statement of Changes in Stockholders’ Equity

For the Years Ended December 2012, 2011 and 2010

	Common Stock				Stockholders’ Distributions	Retained Earnings (Accumulated Deficit)	Total Shareholder Equity
	Shares	Amount	Additional Paid in Capital
Balance as of January 01, 2010	7,500	$7,500	$-		$39,639	$(18,691)	$28,448
Stock split 1,250:1, authorized March 31, 2012*
Stock Split: Old Shares	(7,500)	(7,500)	7,500
Stock Split: Issue New Shares	9,375,000	93,750	(93,750)
Balance as of January 01, 2010	9,375,000	$93,750	$(86,250)		$39,639	$(18,691)	$28,448

Distributions	-	-			(12,159)	-	(12,159)

Net Income	-	-	-	-	-	8,185	8,185

Balance at December 31, 2010	9,375,000	$93,750	$(86,250)		$27,480	$(10,506)	$24,474

Distributions	-	-			(9,796)	-	(9,796)

Net Income	-	-	-	-	-	7,629	7,629

Balance at December 31, 2011	9,375,000	$93,750	$(86,250)		$17,684	$(2,877)	$22,307

Close distributions to Additional paid in capital	-	-	17,684	-	(17,684)
	-	-	-	-	-
Net Loss (audited)	-	-	-	-	-	(63,458)	(63,458)

Balance at December 31, 2012	9,375,000	$93,750	$(68,566)		$-	$(66,335)	$(41,151)

*A stock split authorized on March 31, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements of Cash Flows

For the Years Ended December 31,

	For the Years Ended December 31,
	2012 (audited)	2011 (audited)
Cash Flows from Operating Activities:
Net Income (loss)	(63,458)	7,629
Adjustments to reconcile Net Income (loss) to net cash provided by operations:
Bad Debt Expense	7,623	-
Depreciation	6,343	4,411
Changes in assets and liabilities:
Accounts Receivable	5,416	(3,408)
Accounts Payable and Accrued Expenses	3,890	(7,309)
Customer Deposits	(14,385)	1,057
Inventory	8,750	-
Other Current Liabilities	-	971
Net Cash Flows Provided by Operating Activities	(45,821)	3,351

Cash Flows from Investing Activities:
Purchase of Equipment	(2,289)	(2,235)
Net Cash Flows Used in Investing Activities	(2,289)	(2,235)

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	66,000	(9,796)
Repayment	(11,478)
Total Financing	54,522	(9,796)
Net Cash Provided by Financing Activities	54,522	(9,796)

Net Increase (decrease) in cash and cash equivalents	6,412	(8,680)
Cash and Cash Equivalents, Beginning of Period	2,628	11,308
Cash and Cash Equivalents, End of Period	9,040	2,628
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

For the Years Ended December 31, 2012 & 2011 (audited)

NOTE 1.

 NATURE OF BUSINESS

ORGANIZATION

Sichuan Leaders Petrochemical Company was incorporated under the name Quality WallBeds, Inc. on June 29, 2000 in the state of Florida. The company is a furniture retailer specializing in the design, construction, and installation of wall beds, closets and shelving.

The company has a single retail location in Saint Petersburg, Florida.  The company faces competition from local and nationally recognized firms in the areas of personnel experience, capitalization, and reputation.  The company has therefore concentrated its efforts on product quality, design technology, cost containment, customer relationships, and targeted advertising campaigns.

In December 2012, the Company changed its name in anticipation of new business opportunities.

The Company’s headquarters are located in Sarasota, Florida  The elected year end is December 31.

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2012 and 2011.

LONG-LIVED ASSETS

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives of three to seven years.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2012 and 2011.

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

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends.  Based on management’s review of accounts receivable no allowance for doubtful accounts was considered necessary at December 31, 2012, December 31, 2011 or December 31, 2010.   An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined non-collectable.  Bad debt expense was $7,623 for the year ending December 31, 2012, Bad debt expense was $0.00 for December 31, 2011.

Quick Link to Table of Contents

RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2011 through the date these financial statements were issued..

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a decreasing gross profits, increasing general expenses and negative working capital.  The Company is currently evaluating acquisitions and other business opportunities.   These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its existing or new business directions and its ability to find additional funding

NOTE 4.

INVENTORY

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

NOTE 5.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

For the Years Ending
	December 31, 2012 (audited)	December 31, 2011 (audited)
Property and equipment	$ 26,155	$ 23,866
Less accumulated depreciation	27,260	16,277
Property and equipment, net	$ 3,535	$ 7,589

Quick Link to Table of Contents

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was  $6,343; and $4,411 for the years ended December 31, 2012 and 2011 (audited), respectively.

NOTE 6.

INCOME TAXES

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $63,458.  The carry forward expires through the year 2033.  The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

Schedule of Tax Expense

For the Year Ended December 31, 2011

Tax expense (benefit) at the statutory rate	$ (21,600)
State income taxes, net of federal income tax benefit	(2,100)
Change in valuation allowance	23,700
Total	$ -

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 are as follows:

Schedule of Deferred Taxes

December 31, 2011

Deferred tax assets:
Net operating loss carryforward	$ 23,700
Total gross deferred tax assets	-
Deferred tax asset valuation allowance	(23,700)
Total net deferred taxes	$ -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The historical earnings history of the Company does not apply after the change in management, therefore the net deferred tax assets for 2012 was fully offset by a 100% valuation allowance

NOTE 7.

COMMITMENTS AND CONTINGENCIES

Quick Link to Table of Contents

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

PRODUCT WARRANTIES

The Company has no history of warranty costs and expenditures.  The Company purchases products directly from manufacturers and relies upon warranties provided by the product manufacturer.  Any costs are to be expensed as incurred until such time that potential future costs may be estimated.  As of December 31, 2012 and 2011, no such costs have been incurred and no such costs are anticipated; therefore, no liability reserve has been established.

LEGAL MATTERS

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8.

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

No single customer represents a significant portion of revenues or accounts receivable for the years ended December 31, 2012 and 2011.

LIQUIDITY RISK

The Company’s objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts

.

NOTE 9.

NOTES PAYABLE

From time to time the company shareholder will advance the company funds to cover operational expenses and in return receive non-interest bearing notes than can be converted into common stock in one year or less.  For 2012 the majority shareholder advanced the Company approximately $66,000 and received approximately $1,500 in cash repayment for the year end.  For the year ended December 31, 2011 the shareholders advanced $0 and received $0

Quick Link to Table of Contents

NOTE 10.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 6, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.