Form 10-K/A
period 2012-12-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2013-04-05
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 is to correct errors in the Interactive Data File Balance Sheet.  The Balance Sheet reported in the body of the 10-K is correct and has not been changed.

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
31.1

Certification of Chief Executive Officer  filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on March 14, 2013 as Exhibit 31.1 to the issuer’s Annual Report on Form 10-K and incorporated herein by reference

31.2

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on March 14, 2013 as Exhibit 31.2 to the issuer’s Annual Report on Form 10-K and incorporated herein by reference

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on March 14, 2013 as Exhibit 32 to the issuer’s Annual Report on Form 10-K and incorporated herein by reference

101

Financial statements of Sichuan Leaders Petrochemical Company for the year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: April 5, 2013	/s/GARY MACLEOD
Gary Macleod
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: April 5, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chairman of the Board, Director

Dated: April 5, 2013	/s/GARY MACLEOD
Gary Macleod
Chief Executive Officer, Director

Dated: April 5, 2013	/s/ DIANE J. HARRISON
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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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