Form 10-Q
period 2013-03-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2013-05-15
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

6371 Business Blvd., Suite 200, Sarasota, Florida 34240
(Address of Principal Executive Offices)

(941) 907-6889
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

Yes  ☐  No  ☑

As of December 31, 2012, the last business day of the registrant’s most recently completed last quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.00 computed by reference to the last sale price on June 30, 2012 as reported on the OTC Bulletin Board and the OTC Markets QB of $0.00 per share (our common stock is currently not trading). For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Quick Link to Table of Contents

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	10,375,000
Documents incorporated by reference: N/A

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

Signatures

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

SICHUAN LEADERS PETROCHEMICAL COMPANY

Balance Sheets

As of March 31, 2013 (unaudited) and December 31, 2012 (audited)

US Dollars	As of	As of
	March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	14,468	9,040
Accounts Receivable	-	7,520
Inventory	1,250	1,250
Total Current Assets	15,718	17,810

Property and Equipment, net of accumulated depreciation of $21,664 and $22,620, as of March 31, 2013 and December 31, 2012,respectively	2,255	3,535

Total Assets:	17,973	21,345

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	2,968	4,764
Accrued Expenses	-	3,210
Loans from Shareholders	97,722	54,522
Total Current Liabilities	100,690	62,496

Stockholders' Equity:
Common Stock; $0.01 per share par value; 500,000,000 shares authorized; and 10,375,000 and 9,375,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	103,750	93,750
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit (Retained Earnings)	(117,901)	(66,335)
Total Stockholders’ Equity	(82,717)	(41,151)

Total Liabilities and Stockholders' Equity	17,973	21,345

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

US Dollars	For the three months ended
	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)
Revenue:
Sales	(4,247)	71,381
Direct Costs	14,778	43,097
Total Revenue	(19,025)	28,284

Operating Expenses:
General and Administrative	31,933	14,207
Depreciation Expenses	608	1,117
Total Operating Expenses	32,541	15,324

Net Income from Operations	(51,566)	12,960

Income Taxes	-	-

Net Income (Loss)	(51,566)	12,960

Basic and Diluted Earnings (Loss) per share	(0.00)	0.00

Weighted average number of shares outstanding	10,375,000	9,375,000

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements Cash Flows

For the Three Months Ended March 31,

US Dollars	For the Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)
Cash Flows from Operating Activities:
Net (Loss) Income	(51,566)	12,960
Adjustments to reconcile Net (loss) income to net cash (used in) provided by operations:
Bad Debt Expense	450	-
Depreciation Expense	608	1,117
Gain on sale of fixed asset	(78)	-
Changes in assets and liabilities:
Accounts Receivable	7,070	8,438
Accounts Payable and Accrued Expenses	(5,006)	(3,232)
Customer Deposits	-	(14,385)
Net Cash Flows (Used in) Provided by Operating Activities	(48,522)	4,898

Cash Flows from Investing Activities:
Proceeds from sale of fixed asset	750	-
Net Cash Flows Provided by Investing Activities	750	-

Cash Flows from Financing Activities:
Proceeds from sale of stock	10,000	-
Advances from related parties	43,200	-
Advances to related parties	-	(970)
Net Cash Provided by (Used in) Financing Activities	53,200	(970)

Net Increase in cash and cash equivalents	5,428	3,928

Cash and Cash Equivalents, Beginning of Period	9,040	2,628
Cash and Cash Equivalents, End of Period	14,468	6,556

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

For the Three Months Ended March 31, 2013

(Unaudited)

NOTE 1.

 NATURE OF BUSINESS

Organization

Sichuan Leaders Petrochemical Company, formally known as Quality Wallbeds, Inc. was incorporated on June 29, 2000 under the laws of the State of Florida. We are currently an operating company in the space saving custom home furniture and closet organizing systems business.

The company has a single retail location for the furniture and closet organizers in Saint Petersburg, Florida. The company faces competition from local and nationallyrecognized firms in the areas of personnel experience, capitalization, and reputation. The company has therefore concentrated its efforts on product quality, design technology, cost containment, customer relationships, and targeted advertising campaigns.

In December 2012, the Company changed its name in anticipation of new business opportunities.  Our Board of Directors believes that we can explore various emerging technology opportunities in the next twelve months. A change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time.

The Company’s headquarters are located in Sarasota, Florida. The elected year end is December 31.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2013 and 2012; (b) the financial position at March 31, 2013; and (c) cash flows for the three month periods ended March 31, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Quick Link to Table of Contents

Impairment of Long-lived Assets

The Company records long-lived assets at cost.  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2012, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings

(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At March 31, 2013 and December 31, 2012 there were no potentially dilutive securities.

Revenue Recognition

Quick Link to Table of Contents

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

Our services require that we order product based on our customers selection.  At the time of order our normal terms require a deposit on those products ordered.  The collections on orders not yet received or installed are recorded as a customer deposit and revenue is deferred until order completion

Advertising

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

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. Based on management’s review of accounts receivable no allowance for doubtful accounts was considered necessary at March 31, 2013 and December 31, 2012. An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined noncollectable.  Bad debt expense was $450 for the three months ended March 31, 2013. There was no bad debt expense for the three months ended March 31, 2012.

Recent Accounting Pronouncements

Quick Link to Table of Contents

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders borrow and loan money to the Company as needed.   During the period ended March 31, 2013, shareholders advanced the Company $43,200.  During 2012, a shareholder advanced the Company $54,522.  These loans are payable on demand and are non-interest bearing.

NOTE 4.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a decreasing gross profits, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its existing or new business directions and its ability to find additional funding.

NOTE 5.

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

NOTE 6.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Property and equipment	$ 23,919	$ 26,155
Less accumulated depreciation	21,664	22,260
Property and equipment, net	$ 2,255	$ 3,535

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $608; and $559 for the three months ended March 31, 2013 and 2012 (unaudited), respectively.

NOTE 7.

INCOME TAXES

Quick Link to Table of Contents

As of March 31, 2013, the Company has net operating loss carry forwards of approximately $117,901.  The carry forward expires through the year 2033.  The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

NOTE 8.

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

Leases And Facility

The Company leases its facilities on a month to month lease.

Product Warranties

The Company has no history of warranty costs and expenditures.  The Company purchases products directly from manufacturers and relies upon warranties provided by the product manufacturer.  Any costs are to be expensed as incurred until such time that potential future costs may be estimated.  As of March 31, 2013 and December 31, 2012, no such costs have been incurred and no such costs are anticipated; therefore, no liability reserve has been established.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9.

STOCKHOLDERS’ EQUITY

As of March 31, 2013 and December 31, 2012, the Company had 10,375,000 and 9,375,000 shares of common stock issued and outstanding, respectively. In January 2013, the Company issued 1,000,000 shares of common stock at par value for $10,000 cash to an officer.

NOTE 10.

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

Quick Link to Table of Contents

Financial instruments that could subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Our cash and cash equivalents are within FDIC limits.

No single customer represents a significant portion of revenues or accounts receivable for the three months ended March 31, 2013, or the year ended December 31, 2012.

Liquidity Risk

The Company’s objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts

NOTE 11.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Quality WallBeds" "we," "us," or "our" and the "Company" are references to the business of SICHUAN LEADERS PETROCHEMICAL COMPANY

Use of GAAP Financial Measures

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

Subsequent Events

Our Board of Directors believes that there are no Subsequent Events at this time. And a change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time.

Employees

As of March 31, 2013, we have one (1) part-time sub-contractor who is working as our installer and our former President,

Catherine A Bradaick is continuing to devote approximately 30 hours per week (without pay) at the request of the current Board of

Directors. Accordingly, we have no paid employees as of March 31, 2013. This includes the four (4) officers and directors who run the corporation.

Critical Accounting Policies

Quick Link to Table of Contents

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

Impairment of Long-Lived Assets

FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for the three month period ended March 31, 2013 and 2012 as well as our last two full fiscal years.

Table 2.0 Summary of Results of Operations

Period ended:	Revenue	Expenses	Net Income (Loss)
March 31, 2013	$(19,025)	$32,541	$(51,566)
March 31, 2012	$28,284	$15,324	$12,960
December 31, 2012	$53,565	$117,023	$(63,458)
December 31, 2011	$84,157	$76,528	$7,629

Liquidity and Capital Resources

As of March 31, 2013 we had cash and cash equivalents of $14,468.

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

Quick Link to Table of Contents

business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

Results of Operations for the three months ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31, 2013 and 2012

	2013	2012	%Change
Sales	$(4,247)	$71,381	106%
Cost of Sales	$14,778	$43,097	66%
General and administrative expense	$31,933	$14,207	125%
Depreciation expense	$608	$1,117	46%
(Loss) income from operations	$(51,566)	$12,960	498%
Net (loss) income	$(51,566)	$12,960	498%
(Loss) income per share: basic and diluted	$(0.00)	$0.00	-

Revenue from Operations. For the three months ended March 31, 2013, total sales were ($4,247) compared to $71,381 for the three months ended March 31, 2012. Management believes that the decrease in revenue for the period ending March 31, 2013 can be attributed to the loss of the experienced selling staff.  Although the previous President was working on a part-time basis to maintain the operations of the company.  The primary focus was on completing the previous sales and managing the installs along with customer service.  Sales were handled when phone calls came into the company or through the company website.  There was no focus on acquiring new sales leads which the management believes is the primary reason attributing to the loss of revenues.

Operating Expenses. Expenses were $32,541 for the three months ended March 31, 2013 and for the three months ended March 31, 2012 the expenses were $15,324, which is a 112% percentage increase.  Our operating expenses are directly related to several factors.

The increase to our general and administrative expenses is directly related to the increased professional fees due to the accounting, auditors and transfer agent fees occurred while we pursue a different of the direction of the company. Our direct costs increased due to incorrect items being ordered on some of some customer contracts as we continued to repair units previously installed by former employees resulting in additional expenses.

Net Income (Loss). As a result of the factors described above, there was a net loss of ($51,566) for the three months ended March 31, 2013. Management believes that the loss is directly attributable to the change in employees, the cancellation of customer contracts, the replacement of incorrectly ordered parts, as well as the increase in professional fees while we pursued the pursue opportunities in the petrochemical industry in the People’s Republic of China.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $14,468. We have historically met our cash needs through a combination of cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of ($48,522) and provided cash of $4,898 for the three months ended March 31, 2013 and 2012, respectively. Our operations received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $53,200 for the three months ended March 31, 2013, compared to ($970) during the comparable period in 2012. The Company received a total of $43,200 in non-interesting bearing loans prior to March 31, 2013.  The loan shall be convertible into Common Stock at the election of the lender within one (1) year from March 31, 2013 or within one (1) week from notice by the Company that the loan shall be repaid.  The loan was to facilitate expenses directly related to the change of direction of our company.  The Company received proceeds of $10,000 from the sale of 1,000,000 shares of common stock during the three months ended March 31, 2013.

As of March 31, 2013, our current liabilities exceeded our current assets.  We believe that the additional capital from our financing activities will allow us to pursue opportunities in the petrochemical industry in the People’s Republic of China.  Management believes that it current cash and cash equivalents will allow the Company to continue to operate with no further financing activities.

Going Concern

Quick Link to Table of Contents

The Company had total revenue of ($19,025) and net loss of ($51,566) for the three months ended March 31, 2013 compared to total revenue of $28,284 and net profit of $12,960 for the three months ended March 31, 2012. These factors do raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term, other than the following as reported in our financial statements:

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This ASU reflected the issuance of FASB Statement No. 168.  This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

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

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the three months ended March 31, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of SICHUAN LEADERS PETROCHEMICAL COMPANY's common stock without registration during the last three years.

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.3	By-Laws Filed on May 9, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
5

Opinion Regarding Legality and Consent of Counsel by Harrison Law, P.A.

Filed on May 9, 2012 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

14	Code of Ethics Filed on May 9, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by Drake & Klein, C.P.A.

Filed on May 9, 2012 as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on May 9, 2012 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

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
101

Financial statements from the quarterly report on Form 10-Q of SICHUAN LEADERS PETROCHEMICAL COMPANY for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: May 15, 2013	/s/GARY MACLEOD
Gary Macleod
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: May 15, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chairman of the Board, Director

Dated: May 15, 2013	/s/GARY MACLEOD
Gary Macleod
Chief Executive Officer, Director

Dated: May 15, 2013	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, and Director