Form 10-Q/A
period 2013-03-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2013-07-16
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013

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
Documents incorporated by reference: N/A

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q was filed to correct the date of the report on the cover page from March 31, 2012 to March 31, 2013.  No other changes were made.  The Interactive Data Files are unchanged but filed with this amendment for ease of reference.

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