Form 10-Q
period 2013-06-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2013-08-14
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 13, 2013 is as follows:

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

SICHUAN LEADERS PETROCHEMICAL COMPANY

Balance Sheets

As of June 30, 2013 (unaudited) and December 31, 2012 (audited)

US Dollars	June 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	7,580	9,040
Accounts Receivable	-	7,520
Inventory	-	1,250
Total Current Assets	7,580	17,810

Property and Equipment, net of accumulated depreciation of $0 and $22,620, as of June 30, 2013 and December 31, 2012, respectively	-	3,535

Total Assets:	7,580	21,345

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	200	4,764
Accrued Expenses	68	3,210
Loans from Shareholders	97,922	54,522
Loan from Related Party	2,000	-
Total Current Liabilities	100,190	62,496

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 10,375,000 and 9,375,000 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	103,750	93,750
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(127,794)	(66,335)
Total Stockholders’ Equity	(92,610)	(41,151)

Total Liabilities and Stockholders' Equity	7,580	21,345

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30,

US Dollars	Six Months Ended June 30		Three Months Ended June 30
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Revenue:	-	-	-	-
Operating Expenses:
General and Administrative	30,209	-	6,239	-
Operations Income, pre tax	(30,209)	-	(6,239)	-
Tax on Continued Operations	-	-	-	-
Net Loss Continued Operations	(30,209)		(6,239)
Discontinued Operations, net of tax (Note 7)	(31,250)	(981)	(3,654)	(13,941)
Net Loss	(61,459)	(981)	(9,893)	(13,941)

Basic and Diluted Net (Loss) per share:
Continuing Operations	(0.00)		(0.00)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	10,375,000	9,375,000	10,375,000	9,375,000

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements Cash Flows

For the Six Months Ended June 30,

US Dollars	Six Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)
Cash Flows from Operating Activities:
Net Loss	(61,459)	(981)
Loss from Discontinued Operations	31,250	981
Loss from Continued Operations	(30,209)	-
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	200	-
Net Cash Flows Used in Operating Activities: Continued Operations	(30,009)	-
Net Cash Flows Used in Operating Activities: Discontinued Operations	(32,873)	10,408

Cash Flows from Investing Activities:
Proceeds from Sale of Fixed Asset	6,022	-
Net Cash Flows Provided by Investing Activities	6,022	-

Cash Flows from Financing Activities:
Issuance of common stock	10,000	-
Loans from Shareholder	43,400	-
Loan from Related Party	2,000
Net Cash Provided by Financing Activities	55,400	-

Change in Cash and Cash Equivalents:	(1,460)	10,408
Cash and Cash Equivalents, Beginning of Period	9,040	2,628
Cash and Cash Equivalents, End of Period	7,580	13,036

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

June 30, 2013

(Unaudited)

NOTE 1.

 NATURE OF BUSINESS

Organization

Sichuan Leaders Petrochemical Company, formally known as Quality Wallbeds, Inc. was incorporated on June 29, 2000 under the laws of the State of Florida.

In December 2012, the Company changed its name in anticipation of new business opportunities.  We are exploring various opportunities within the petrochemical field to determine the best strategic business direction of the company.  Management has determined that the opportunities in the petrochemical field in Asia are expanding.  To take advantage of this opportunity we will be exploring the acquisition of companies that are wholesaling and retailing oil based products to be used in the automotive industry.  A change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time.

The Company’s headquarters are located in Sarasota, Florida. The elected year end is December 31.

The company discontinued the Florida wall bed operations that were based in St. Petersburg, on May 21, 2013.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 14, 2013.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2013 and 2012; (b) the financial position at June 30, 2013; and (c) cash flows for the three and six month periods ended June 30, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the second fiscal quarter and net loss of ($61,459) for the six months ended June 30, 2013, compared to a loss from discontinued operations of ($981) for the six months ended June 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company has a decreasing gross profits, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. The Company’s continuation is a going concern and is dependent upon its ability to obtain clients and investment capital from future funding opportunities to fund at the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Quick Link to Table of Contents

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

Income Taxes

The Company has adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of June 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company has adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Quick Link to Table of Contents

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings

(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At June 30, 2013 and December 31, 2012 there were no potentially dilutive securities.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

We recognized a sale when the product had been delivered and installed at which time risk of loss had passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee was fixed or determinable.  If we determined that the fee was not fixed or determinable, we recognized revenue to the extent of which substantial work had been performed in fulfillment of the order, at which time the fee became due, provided that all other revenue recognition criteria had been met. Also, sales arrangements may have contained customer-specific acceptance requirements for both products and services. In such cases, revenue was deferred at the time of delivery of the product or service and was recognized upon receipt of customer acceptance.

Our services required that we order product based on our customers selection.  At the time of order our normal terms required a deposit on those products ordered.  The collections on orders not yet received or installed are recorded as a customer deposit and revenue is deferred until the order was completed.

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

Accounts Receivable, Trade

The Company followed ASC 310-10, “Receivables”. Our sales offerings were customer specific and required an initial deposit ranging between 35 and 50% at time of contract signing.  Accounts receivable were balances due from customers upon completion of the design, construction, and installation of our products.  These trade accounts receivable had a contractual maturity of one year or

Quick Link to Table of Contents

less. Receivables were determined to be past due based on payment terms of original invoices.  We do not typically charge interest on past due receivables.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. Based on management’s review of accounts receivable no allowance for doubtful accounts was considered necessary at June 30, 2013 and December 31, 2012. An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined noncollectable.  Bad debt expense was $450 for the six months ended June 30, 2013. There was no bad debt expense for the six months ended June 30, 2012.

Recent Accounting Pronouncements

 The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders loan money to the Company as needed.   During the six month period ended June 30, 2013, shareholders advanced the Company $45,422, for operating expenses.  During 2012, a shareholder advanced the Company $54,522.  These loans are payable on demand and are non-interest bearing.

NOTE 4.

INVENTORY

Our inventory consists of commonly used and ordinary supplies, parts, and small tools used during the assembly process.  All supplies, parts, and small tools are ordered per job along with raw materials and as such are consumable during normal operations.  The disclosed amounts represent net realizable value as the inventory was held solely to ensure timely order fulfillment and may or may not be used during the normal course of operations. Management conducted annual physical counts of supplies. With the discontinuing of operations for the wall bed store we donated the remaining inventory of showroom samples, raw supplies, parts and small tools to various charities.

NOTE 5.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Property and equipment	-	$26,155
Less accumulated depreciation	-	(22,620)
Property and equipment, net	-	$3,535

Quick Link to Table of Contents

Assets were depreciated over their useful lives when placed in service.  Depreciation expense was $608; and $1,117 for the six months ended June 30, 2013 and 2012 (unaudited), respectively.

During the period ended June 30, 2013 the Company sold some of equipment used for the production of revenues.  The proceeds from the sale of equipment totaled $6,022. The rest of the property and equipment was donated to various charities.

NOTE 6.

INCOME TAXES

As of June 30, 2013, the Company has net operating loss carry forwards of approximately $127,794.  The carry forward starts expiring in 2029.  The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

NOTE 7.

DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On May 21, 2013, the company discontinued the Florida wall bed operations and disposed of the Company assets directly related to the wall bed operations.

The Board  believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.

The Board of Directors believes the company should pursue the opportunities in Asia to acquire companies in the wholesale and resale of the automotive oil industry.  To facilitate this action, the Board voted to dispose of the Company assets related to the retail operation of the wall bed products.  This action was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

US Dollars	Six Months Ended June 30		Three Months Ended June 30
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Discontinued Revenues	-	50,518	-	22,234
Discontinued Expenses	(34,345)	(51,499)	(6,749)	(36,175)
Discontinued Income, Pre Tax	(34,345)	(981)	(6,749)	(13,941)
Gain on Disposal of Operations, Pre Tax	3,095	-	3,095	-
Tax	-	-	-	-
Total Discontinued Operations, Net of Tax	(31,250)	(981)	(3,654)	(13,941)

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

Product Warranties

The Company has no history of warranty costs and expenditures.  The Company purchases products directly from manufacturers and relies upon warranties provided by the product manufacturer.  Any costs are to be expensed as incurred until such time that potential future costs may be estimated.  As of June 30, 2013 and December 31, 2012, no such costs have been incurred and no such costs are anticipated; therefore, no liability reserve has been established.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9.

STOCKHOLDERS’ EQUITY

As of June 30, 2013 and December 31, 2012, the Company had 10,375,000 and 9,375,000 shares of common stock issued and outstanding, respectively. In January 2013, the Company issued 1,000,000 shares of common stock at par value for $10,000 cash to an officer.

Quick Link to Table of Contents

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

No single customer represents a significant portion of revenues or accounts receivable for the six months ended June 30, 2013, or the year ended December 31, 2012.

Liquidity Risk

The Company’s objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts

NOTE 11.

SUBSEQUENT EVENTS

On August 7, 2013, due to the Company’s increased focus on Chinese-only business and operations, and believing it to be in the best interests of the Company to find Chinese officers and directors that will devote the time necessary to further the goals of the Company, both Diane J. Harrison and Gary Macleod submitted, and the board accepted, their resignations as Treasurer, Principal Accounting Officer, and Director and as Chief Executive Officer and Director, respectively. Their resignations were not the result of any disagreement with management regarding the operations, policies or practices of the Company.  Chairman of the Board, Andy Z. Fan, accepted the positions of Treasurer, Chief Executive Officer, and Principal Accounting Officer. Ms. Harrison continues as corporate secretary and Mr. Fan and Mr. Yakang Ai remain as the only two directors.

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

General

Sichuan Leaders Petrochemical Company, formally known as Quality Wallbeds, Inc. is an operating company that in December 2012, changed its name in anticipation of new business opportunities. We are exploring various opportunities within the petrochemical field to determine the best strategic business direction of the company.  Management has determined that the opportunities in the petrochemical field in Asia are expanding.  To take advantage of this opportunity we will be exploring the acquisition of companies that are wholesaling and retailing oil based products to be used in the automotive industry.  A change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time. We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational.

Current management believes a change in the current business model would have no direct increase to the revenues of the company. Future cash flows, if any, are impossible to predict at this time. The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services.   We may raise cash from sources other than our operations. Our only other source for cash at this time is investments by others in the Company.  And a change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time.

Employees

As of June 30, 2013, we have no paid employees. This includes the four (4) officers and directors who run the corporation.

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

Results of Operations

The following table provides a summary of the results of operations for the six month period ended June 30, 2013 and 2012 as well as our last two full fiscal years.

Table 2.0 Summary of Results of Operations

Period ended:	Revenue	Expenses	Net Income (Loss)
Six Months Ended June 30, 2013	$-	$(61,459)	$(61,459)
Six Months Ended June 30, 2012	$50,518	$(51,499)	$(981)
Year Ended December 31, 2012	$53,565	$(117,023)	$(63,458)
Year Ended December 31, 2011	$84,157	$(76,528)	$7,629

Discontinued Operations

As of May 21, 2013, the Company completed the cessation of operations of the retail wall bed store.

The Board believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.  Our Board of Directors believes we can explore various opportunities within the petrochemical field to determine the best strategic business direction of the company.  Management has determined that the opportunities in the petrochemical field in Asia are expanding.

Results of Operations and Discontinued Operations for the Six and Three Months Ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Table 3.0 Comparison of our Statement of Operations for the Six and Three Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012	%Change
General and Administrative Expense	$30,209	$-	0%
Loss from Operations	$(30,209)	$-	0%
Loss from Discontinued Operations	$(31,250)	$(981)	(3082)%
Net Loss	$(61,459)	$(981)	(6162)%
Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	-

	Three Months Ended June 30,
	2013	2012	%Change
General and Administrative Expense	$6,239	$-	0%
Loss from Operations	$(6,239)	$-	0%
Loss from Discontinued Operations	$(3,654)	$(13,941)	74%
Net Loss	$(9,893)	$(13,941)	31%
Loss per Share: Basic and Diluted	$(0.00)	$0.00	-

Revenue from Operations. For the six months ended June 30, 2013, there was no revenue due to the discontinued operations of the wall bed store and the change in direction for the company.  We are exploring various opportunities within the petrochemical field to determine the best strategic business direction of the company.  Management has determined that the opportunities in the petrochemical field in Asia are expanding.  To take advantage of this opportunity we will be exploring the acquisition of companies that are wholesaling and retailing oil based products to be used in the automotive industry.  We have had no additional income in our continuing operations.

Operating Expenses and Discontinued Operations. During the three and six months ended June 30, 2013, operating expenses of $6,239 and $30,209 consist of those expenses related to the current operations of the Company.  Net losses for the three and six months ended June 30, 2012 consist of those expenses related to discontinued operations of the retail wall bed store; during the three and six months ended June 30, 2013, losses on discontinued operations expenses totaling $3,654 and $31,250, respectively, consist of those expenses net of gain on disposal of discontinued operations related to discontinued operations of the retail wall bed store (see Note 7).

Net Income (Loss). As a result of the factors described above, there was a net loss of ($9,893) and ($61,459) for the three and six months ended June 30, 2013, respectively, compared to a net loss of ($981) and ($13,941) for the three and six months ended June 30, 2012.  Management believes that the loss is directly attributable to the change in direction of the Company and the discontinued operations.

Liquidity and Capital Resources

General. At June 30, 2013, we had cash and cash equivalents of $7,580. At December 31, 2012 we had cash and cash equivalents of $9,040.

We have historically met our cash needs through a combination of cash flows from operating activities. We expect to raise capital through stock sales and officer loans at the current time.  Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months.

Our operating activities used cash of $62,882 for the six months ended June 30, 2013 as compared to providing $10,408 cash for the six months ended June 30, 2012.

Our operations received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $55,400 for the six months ended June 30, 2013. The Company received a total of $43,400 in non-interesting bearing loans prior to June 30, 2013.  The loan shall be convertible into Common Stock at the election of the lender within one (1) year from June 30, 2013 or within one (1) week from notice by the Company that the loan shall be repaid.  The loan was to facilitate expenses directly related to the change of direction of our company.  The Company received proceeds of $10,000 from the sale of 1,000,000 shares of common stock during the six months ended June 30, 2013. The company received a non-interesting bearing loan from a related party in the amount of $2,000.  The loan shall be convertible into Common Stock at the election of the lender within one (1) year from June 30, 2013 or within one (1) week from notice by the Company that the loan shall be repaid.

Quick Link to Table of Contents

As of June 30, 2013, our current liabilities exceeded our current assets.  We believe that the additional capital from our financing activities will allow us to pursue opportunities within the petrochemical field within the People’s Republic of China.

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

Going Concern

The Company had no revenue and a net loss of ($61,459) for the six months ended June 30, 2013 compared to total revenue of $50,518 and a net loss of ($981) for the six months ended June 30, 2012. These factors do raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Management's Report On Internal Control Over Financial Reporting.

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the six months ended June 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of SICHUAN LEADERS PETROCHEMICAL COMPANY's common stock without registration during the last three years.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None

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
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by DKM, C.P.A.’s

Filed on May 9, 2012 as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on May 9, 2012 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99.1	Gary Macleod Letter of Resignation Filed on August 9, 2013 as Exhibit 99.1 to the issuer’s Report on Form 8-K (File No. 000-54820) and incorporated herein by reference.
99.2	Diane J. Harrison Letter of Resignation Filed on August 9, 2013 as Exhibit 99.2 to the issuer’s Report on Form 8-K (File No. 000-54820) and incorporated herein by reference.
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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: August 14, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: August 14, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Principal Financial Officer, Director

Dated: August 14, 2013	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary