Form 10-Q/A
period 2013-03-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2013-09-06
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as originally filed with the Securities and Exchange Commission on May 15, 2013 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

SUMMARY RESTATEMENT

Sichuan Leaders Petrochemical Company

Financial Statement Items As Originally Reported And Restated

As Of And For The Three Months Ended - March 31, 2013

	Originally Reported	Adjustments	Restated
Balance Sheet
Current assets and Inventory[1]	$15,718	$194	$15,912
Property and equipment	2,255	-	2,255
	$17,973	$194	$18,167

Current liabilities
Accounts Payable	$2,968	-	2,968
Loans from Shareholders[2]	$97,722	$200	$97,922
	$100,690	$200	$100,890

Common stock	103,750	-	103,750
Additional paid in capital	(68,566)	-	(68,566)
Retained Earnings	(117,901)	(6)	(117,907)
Total Stockholder’s (Deficiency) Equity	(82,717)	(6)	(82,723)
Total Liabilities and Stockholder’s (Deficit) Equity	$17,973	$194	$18,167

Statement of Cash Flows
Loss	$(51,566)	$(6)	$(51,572)
Net Cash used in Operating Activities[3]	$(48,522)	$(6)	$(48,528)
Net Cash Provided by Financing Activities[4]	$53,200	$200	$53,400
Net Change in Cash and Cash Equivalents	$5,428	$194	$5,622
Net loss	$(51,566)	$(6)	$(51,572)

[1] Amended Cash and Cash Equivalents of $194 for quarter ended March 31, 2013

[2] Amended Loans from Shareholders for $200 for quarter ended March 31, 2013

[3] General and Administrative Expenses Increased by $6 for quarter ended March 31, 2013

[4] Loans from Shareholder increased by $200 for the period ended March 31, 2013

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

SICHUAN LEADERS PETROCHEMICAL COMPANY

Balance Sheets

As of March 31, 2013 (unaudited) and December 31, 2012 (audited)

US Dollars	As of	As of
	March 31, 2013 (unaudited & restated)	December 31, 2012 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	14,662	9,040
Accounts Receivable	-	7,520
Inventory	1,250	1,250
Total Current Assets	15,912	17,810

Property and Equipment, net of accumulated depreciation of $21,664 and $22,620, as of March 31, 2013 and December 31, 2012, respectively	2,255	3,535

Total Assets:	18,167	21,345

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	2,968	4,764
Accrued Expenses	-	3,210
Loans from Shareholders	97,922	54,522
Total Current Liabilities	100,890	62,496

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 10,375,000 and 9,375,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	103,750	93,750
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit (Retained Earnings)	(117,907)	(66,335)
Total Stockholders’ Equity	(82,723)	(41,151)

Total Liabilities and Stockholders' Equity	18,167	21,345

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

US Dollars	For the three months ended
	March 31, 2013 (unaudited & restated)	March 31, 2012 (unaudited)
Revenue:
Sales	(4,247)	71,381
Direct Costs	14,778	43,097
Total Revenue	(19,025)	28,284

Operating Expenses:
General and Administrative	31,939	14,207
Depreciation Expenses	608	1,117
Total Operating Expenses	32,547	15,324

Net Income from Operations	(51,572)	12,960

Income Taxes	-	-

Net Income (Loss)	(51,572)	12,960

Basic and Diluted Earnings (Loss) per share	(0.00)	0.00

Weighted average number of shares outstanding	10,375,000	9,375,000

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements Cash Flows

For the Three Months Ended March 31,

US Dollars	For the Three Months Ended March 31,
	2013 (unaudited & restated)	2012 (unaudited)
Cash Flows from Operating Activities:
Net (Loss) Income	(51,572)	12,960
Adjustments to reconcile Net (loss) income to net cash (used in) provided by operations:
Bad Debt Expense	450	-
Depreciation Expense	608	1,117
Gain on sale of fixed asset	(78)	-
Changes in assets and liabilities:
Accounts Receivable	7,070	8,438
Accounts Payable and Accrued Expenses	(5,006)	(3,232)
Customer Deposits	-	(14,385)
Net Cash Flows (Used in) Provided by Operating Activities	(48,528)	4,898

Cash Flows from Investing Activities:
Proceeds from sale of fixed asset	750	-
Net Cash Flows Provided by Investing Activities	750	-

Cash Flows from Financing Activities:
Proceeds from sale of stock	10,000	-
Advances from related parties	43,400	-
Advances to related parties	-	(970)
Net Cash Provided by (Used in) Financing Activities	53,400	(970)

Net Increase in cash and cash equivalents:	5,622	3,928
Cash and Cash Equivalents, Beginning of Period	9,040	2,628
Cash and Cash Equivalents, End of Period	14,662	6,556

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders loan money to the Company as needed.   During the period ended March 31, 2013, shareholders advanced the Company $43,400.  During 2012, a shareholder advanced the Company $54,522.  These loans are payable on demand and are non-interest bearing.

Quick Link to Table of Contents

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

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $608; and $1,117 for the three months ended March 31, 2013 and 2012 (unaudited), respectively.

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

Quick Link to Table of Contents

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

Liquidity Risk

The Company’s objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts.

NOTE 11.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Quick Link to Table of Contents

NOTE 12.

RESTATEMENT

When the financial statements were prepared the Chief Financial Officer of the company miscalculated by $194 the cash on hand for the company.  The amount was not discovered by our Chief Financial Officer prior to the original filing for the quarter ended March 31, 2013.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements.

Restated	As Originally Filed	As Restated	Net Effect

Net Loss from Operations	$(51,566)	$(51,572)	$(6)
Other Expenses	$(48,522)	$(48,528)	$(6)
Net Loss (Profit)	$(51,566)	$(51,572)	$(6)
Basic and Diluted Net Loss Per Share	(0.00)	(0.00)

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Quick Link to Table of Contents

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

Results of Operations

The Company determined that it had erred in not disclosing all of the funds that were in the bank accounts of the company and has accordingly amended the financial statements and filings.

The following table provides a summary of the results of operations for the three month period ended March 31, 2013 and 2012 as well as our last two full fiscal years.

Table 2.0 Summary of Results of Operations

Period ended:	Revenue	Expenses	Net Income (Loss)
March 31, 2013	$(19,025)	$32,547	$(51,572)
March 31, 2012	$28,284	$15,324	$12,960
December 31, 2012	$53,565	$117,023	$(63,458)
December 31, 2011	$84,157	$76,528	$7,629

Liquidity and Capital Resources

As of March 31, 2013 we had cash and cash equivalents of $14,662.

The Company concentrated its efforts in the sales and installation of Wallbeds, closets and shelving.  At the time, our management believed we could capitalize on the quality of the services offered by the company to increase business.

Quick Link to Table of Contents

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

Results of Operations for the three months ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March,
	2013	2012	%Change
Revenue	$(4,247)	$71,381	106%
Cost of Sales	$14,778	$43,097	66%
General and administrative expense	$31,939	$14,207	125%
Depreciation expense	$608	$1,117	46%
(Loss) income from operations	$(51,572)	$12,960	498%
Net (loss) income	$(51,572)	$12,960	498%
(Loss) income per share: basic and diluted	$(0.00)	$0.00	-

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

Operating Expenses. Expenses were $32,547 for the three months ended March 31, 2013 and for the three months ended March 31, 2012 the expenses were $15,324, which is a 112% percentage increase.  Our operating expenses are directly related to several factors.

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

Net Income (Loss). As a result of the factors described above, there was a net loss of ($51,572) for the three months ended March 31, 2013, compared to the net profit of $12,960 for the three months ended March 31, 2012. Management believes that the loss is directly attributable to the change in employees, the cancellation of customer contracts, the replacement of incorrectly ordered parts, as well as the increase in professional fees while we pursued the pursue opportunities in the petrochemical industry in the People’s Republic of China.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $14,662. We have historically met our cash needs through a combination of cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of ($48,528) and provided cash of $4,898 for the three months ended March 31, 2013 and 2012, respectively. Our operations received additional funding through loans from the majority shareholder.

Cash generated in our financing activities was $53,400 for the three months ended March 31, 2013, compared to ($970) during the comparable period in 2012. The Company received a total of $43,400 in non-interesting bearing loans prior to March 31, 2013.  The loan shall be convertible into Common Stock at the election of the lender within one (1) year from March 31, 2013 or within one (1) week from notice by the Company that the loan shall be repaid.  The loan was to facilitate expenses directly related to the change of direction of our company.  The Company received proceeds of $10,000 from the sale of 1,000,000 shares of common stock during the three months ended March 31, 2013.

Quick Link to Table of Contents

As of March 31, 2013, our current liabilities exceeded our current assets.  We believe that the additional capital from our financing activities will allow us to pursue opportunities in the petrochemical industry in the People’s Republic of China.  Management believes that it current cash and cash equivalents will allow the Company to continue to operate with no further financing activities.

Going Concern

The Company had total revenue of ($19,025) and net loss of ($51,572) for the three months ended March 31, 2013 compared to total revenue of $28,284 and net profit of $12,960 for the three months ended March 31, 2012. These factors do raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by Drake & Klein, C.P.A.

Filed on May 9, 2012 as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on May 9, 2012 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.1	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101

Financial statements from the amended quarterly report on Form 10-Q of SICHUAN LEADERS PETROCHEMICAL COMPANY for the quarter ended March 31, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: September 6, 2013	/s/ANDY Z FAN
Andy Z Fan
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: September 6, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Principal Financial Officer, Director