Form 10-Q
period 2013-09-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2013-11-01
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common equity as of October 31, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	27,185,000
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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

SICHUAN LEADERS PETROCHEMICAL COMPANY

Balance Sheets

As of September 30, 2013 (unaudited) and December 31, 2012 (audited)

US Dollars	September 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	148,815	9,040
Assets of Discontinued Operations	-	12,305
Total Current Assets	148,815	21,345

Total Assets:	148,815	21,345

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	600	-
Liabilities of Discontinued Operations	8	7,974
Loans from Shareholders	79,822	54,522
Loan from Related Party	2,000	-
Total Current Liabilities	82,430	62,496

Total Liabilities	82,430	62,496

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 27,185,000 and 9,375,000 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	271,850	93,750
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(136,899)	(66,335)
Total Stockholders’ Equity	66,385	(41,151)

Total Liabilities and Stockholders' Equity	148,815	21,345

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30,

US Dollars	Nine Months Ended September 30		Three Months Ended September 30
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Revenue:	-	-	-	-
Operating Expenses:
General and Administrative	39,315	-	9,105	-
Operations Income, pre tax	(39,315)	-	(9,105)	-
Tax on Continued Operations	-	-	-	-
Net Loss Continued Operations	(39,315)	-	(9,105)	-
Discontinued Operations, net of tax (Note 7)	(31,250)	16,330	-	17,311
Net Income (Loss)	(70,565)	16,330	(9,105)	17,311

Basic and Diluted Net Earnings (Loss) per share:
Continuing Operations	(0.00)	0.00	(0.00)	0.00
Discontinued Operations	(0.00)	0.00	(0.00)	0.00
Weighted average number of shares outstanding	13,311,081	9,375,000	6,443,407	9,375,000

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements Cash Flows

For the Nine Months Ended September 30,

US Dollars	Nine Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	(70,565)	16,330
Gain (Loss) from Discontinued Operations	(31,250)	16,330
Gain (Loss) from Continued Operations	(39,315)	-
Adjustments to reconcile net loss to net cash (used in) provided by operations:

Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	600	-
Net Cash Flows Used in Operating Activities: Continued Operations	(38,715)	-
Net Cash Flows Used in Operating Activities: Discontinued Operations	(26,910)	3,610
Net Cash Provided by (Used In) Operating Activities	(65,025)	3,610

Cash Flows from Financing Activities:
Issuance of Common Stock	178,100	-
Loans from Shareholder	25,300	15,000-
Loans from Related Party	2,000	-
Net Cash Provided by Financing Activities-Continuing Operations	205,400	15,000

Change in Cash and Cash Equivalents:	139,775	18,610
Cash and Cash Equivalents, Beginning of Period	9,040	2,628
Cash and Cash Equivalents, End of Period	148,815	21,238

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

September 30, 2013

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2013 and 2012; (b) the financial position at September 30, 2013; and (c) cash flow for the nine month period ended September 30, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the third fiscal quarter and net loss of ($70,565) for the nine months ended September 30, 2013, compared to income from discontinued operations of $16,330 for the nine months ended September 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company has decreasing gross profits, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. The Company’s continuation is a going concern and is dependent upon its ability to obtain clients and investment capital from future funding opportunities to fund at the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Quick Link to Table of Contents

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings

(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At September 30, 2013 and 2012 dilutive earnings per share were not calculated as the effect is anti-dilutive.

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

Accounts Receivable, Trade

The Company followed ASC 310-10, “Receivables”. Our sales offerings were customer specific and required an initial deposit ranging between 35 and 50% at time of contract signing.  Accounts receivable were balances due from customers upon completion of the design, construction, and installation of our products.  These trade accounts receivable had a contractual maturity of one year or less. Receivables were determined to be past due based on payment terms of original invoices.  We do not typically charge interest on past due receivables.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. Based on management’s review of accounts receivable no allowance for doubtful accounts was considered necessary at September 30, 2013 and December 31, 2012. An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined noncollectable.  Bad debt expense was $450 for the nine months ended September 30, 2013. There was no bad debt expense for the nine months ended September 30, 2012.

Recent Accounting Pronouncements

 The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not

Quick Link to Table of Contents

anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

NOTE 3.

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the majority shareholder advanced the Company $178,100, of which $178,100 was converted to 17,810,000 shares of common stock (a conversion price of $0.01 per share). The company owes $79,822 as of September 30, 2013 to a shareholder.  The loan shall be convertible into Common Stock (at $0.01/share) at the election of the lender within one (1) year from September 30, 2013 or within one (1) week from notice by the Company that the loan shall be repaid.  These loans are payable on demand and are non-interest bearing.

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

NOTE 5.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Property and equipment	-	$26,155
Less accumulated depreciation	-	(22,620)
Property and equipment, net	-	$3,535

Assets were depreciated over their useful lives when placed in service.  Depreciation expense was $608; and $1,675 for the nine months ended September 30, 2013 and 2012 (unaudited), respectively.

During the period ended September 30, 2013 the Company sold some of equipment used for the production of revenues.  The proceeds from the sale of equipment totaled $6,022. The rest of the property and equipment was donated to various charities.

NOTE 6.

INCOME TAXES

As of September 30, 2013, the Company has net operating loss carry forwards of approximately $136,899.  The carry forward starts expiring in 2029.  The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

NOTE 7.

DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On May 21, 2013, the company discontinued the Florida wall bed operations and disposed of the Company assets directly related to the wall bed operations.

Quick Link to Table of Contents

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

As of December 31, 2012, the Current Assets of Discontinued Operations  totaled $21,345.  These items from year-end include $9,040 of Cash and Cash Equivalents, $7,520 of Accounts Receivable, $1,250 of Inventory, and Property and Equipment of $3,535 net of accumulated depreciation from the prior company.  As of December 31, 2012, the Current Liabilities of Discontinued Operations totaled $7,974.  These ietms from year-end include $4,764 of Accounts Payable and $3,210 of Accrued Expenses.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

US Dollars	Nine Months Ended September 30		Three Months Ended September 30
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Discontinued Revenues	$-	$190,114	$-	$65,462
Discontinued Expenses	(34,345)	(173,784)	-	(48,151)
Discontinued Income, Pre Tax	(34,345)	16,330	-	17,311
Gain on disposal of Operations, Pre Tax	3,095	-	-	-
Tax	-	-	-	-
Total Discontinued Operations, Net of Tax	$(31,250)	$16,330	$-	$17,311

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

Leases And Facility

The Company continues to rent office space on a month to month basis. This includes all the furniture. We supply our own equipment, data and telephone services.

Product Warranties

The Company has no history of warranty costs and expenditures.  The Company purchases products directly from manufacturers and relies upon warranties provided by the product manufacturer.  Any costs are to be expensed as incurred until such time that potential future costs may be estimated.  As of September 30, 2013 and December 31, 2012, no such costs have been incurred and no such costs are anticipated; therefore, no liability reserve has been established.

Legal Matters

Quick Link to Table of Contents

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9.

STOCKHOLDERS’ EQUITY

As of September 30, 2013 and December 31, 2012, the Company had 27,185,000 and 9,375,000 shares of common stock issued and outstanding, respectively.

Stock Issued During The Nine Months Ended September 30, 2013

Shareholder Loans

Dates Issued	Shares Issued To/For	Loan Amount ($)	Shares Issued	Price Per Share
1/4/13	Shareholder loans converted to Equity	$10,000	1,000,000	$.01 Per Share
8/7/13	Shareholder loans converted to Equity	$18,100	1,810,000	$.01 Per Share
8/15/13	Shareholder loans converted to Equity	$150,000	15,000,000	$.01 Per Share
Totals		$178,100	17,810,000

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

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

No single customer represents a significant portion of revenues or accounts receivable for the nine months ended September 30, 2013, or the year ended December 31, 2012.

Liquidity Risk

The Company’s objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts

Quick Link to Table of Contents

NOTE 11.

SUBSEQUENT EVENTS

On October 25, 2013, due to time constraints and other ventures Mr. Yakang Ai submitted his resignation as President. His resignation was not the result of any disagreement with management regarding the operations, policies or practices of the Company.  Chairman of the Board, Andy Z. Fan, accepted the positions of President, Treasurer, Chief Executive Officer, and Principal Accounting Officer. Ms. Harrison continues as corporate secretary and Mr. Fan remains the only director.

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

Employees

As of September 30, 2013, we have no paid employees. This includes the two (2) officers and directors who run the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for the nine and three month period ended September 30, 2013 and 2012 as well as our last two full fiscal years.

Table 2.0 Summary of Results of Operations

Period ended:	Gross Profit	Expenses	Net Income (Loss)
Nine Months Ended September 30, 2013	$-	$(70,565)	$(70,565)
Nine Months Ended September 30, 2012	$94,383	$78,053	$16,330
Three Months Ended September 30, 2013	$-	$-	$-
Three Months Ended September 30, 2012	$43,865	$(26,554)	$17,311
Year Ended December 31, 2012	$53,565	$(117,023)	$(63,458)
Year Ended December 31, 2011	$84,157	$(76,528)	$7,629

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

Quick Link to Table of Contents

Results of Operations and Discontinued Operations for the Nine and Three Months Ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Nine and Three Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012	%Change
General and Administrative Expense	$70,565	$-	100%
Loss from Operations	$39,315	$-	100%
Loss from Discontinued Operations	$(31,250)	$-	-100%
Net Loss	$(70,565)	$16,330	532%
Earnings/ Loss Per Share: Basic and Diluted	$(0.01)	$0.00	-

	Three Months Ended September 30,
	2013	2012	%Change
General and Administrative Expense	$9,105	$-	100%
Loss from Operations	$(9,105)	$-	-100%
Loss from Discontinued Operations	$-	$17,311	-100%
Net Loss	$(9,105)	$17,311	153%
Earnings/Loss per Share: Basic and Diluted	$(0.00)	$0.00	-

Revenue from Operations. For the nine months ended September 30, 2013, there was no revenue due to the discontinued operations of the wall bed store and the change in direction for the company.  We are exploring various opportunities within the petrochemical field to determine the best strategic business direction of the company.  Management has determined that the opportunities in the petrochemical field in Asia are expanding.  To take advantage of this opportunity we will be exploring the acquisition of companies that are wholesaling and retailing oil based products to be used in the automotive industry.  We have had no additional income in our continuing operations.

Operating Expenses and Discontinued Operations. During the three and nine months ended September 30, 2013, operating expenses of $9,105 and $39,315 consist of those expenses related to the current operations of the Company.  Net losses for the three and nine months ended September 30, 2012 consist of those expenses related to discontinued operations of the retail wall bed store; during the three and nine months ended September 30, 2013, losses on discontinued operations expenses totaling $0 and $31,250, respectively, consist of those expenses net of gain on disposal of discontinued operations related to discontinued operations of the retail wall bed store

Net Income (Loss). As a result of the factors described above, there was a net loss of ($70,565) for the nine months ended September 30, 2013, respectively, compared to a net gain of $16,330 for the nine months ended September 30, 2012.  Management believes that the loss is directly attributable to the change in direction of the Company and the discontinued operations.

Liquidity and Capital Resources

General. At September 30, 2013, we had cash and cash equivalents of $148,815. At December 31, 2012 we had cash and cash equivalents of $9,040.

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

Our operating activities used cash of $71,647 for the nine months ended September 30, 2013 as compared to providing $3,610 cash for the nine months ended September 30, 2012.

Our operations received additional funding through loans from the majority shareholder.

During the nine months ended September 30, 2013, the majority shareholder advanced the Company $178,100, of which $178,100 was converted to 17,810,000 shares of common stock (a conversion price of $0.01 per share). The company owes $79,822 as of September 30, 2013 to a shareholder.  The loan shall be convertible into Common Stock at the election of the lender within one (1) year from September 30, 2013 or within one (1) week from notice by the Company that the loan shall be repaid.  These loans are payable on demand and are non-interest bearing.

Quick Link to Table of Contents

Cash generated in our financing activities was $205,400 for the nine months ended September 30, 2013 as compared to $15,000 for the nine months ended September 30, 2012. The Company received a total of $178,100, in non-interest bearing loans, of which $178,100 was converted to 17,810,000 shares of common stock (a conversion price of $0.01 per share). As of September 30, 2013 the company still owes $79,822 to a shareholder. The loan shall be convertible into Common Stock at the election of the lender at $0.01/share within one (1) year from September 30, 2013 or within one (1) week from notice by the Company that the loan shall be repaid.  The loan was to facilitate expenses directly related to the change of direction of our company.  We believe that the additional capital from our financing activities will allow us to pursue opportunities within the petrochemical field within the People’s Republic of China.

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

Going Concern

The Company had no revenue and a net loss of ($70,565) for the nine months ended September 30, 2013 compared to total revenue of $190,114 and net income of $16,330 for the nine months ended September 30, 2012. These factors do raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2013. Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

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
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by DKM, C.P.A.’s

Filed on May 9, 2012 as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on May 9, 2012 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99.1	Gary Macleod Letter of Resignation Filed on August 9, 2013 as Exhibit 99.1 to the issuer’s Report on Form 8-K (File No. 000-54820) and incorporated herein by reference.
99.2	Diane J. Harrison Letter of Resignation Filed on August 9, 2013 as Exhibit 99.2 to the issuer’s Report on Form 8-K (File No. 000-54820) and incorporated herein by reference.
99.3	Yakang Ai Letter of Resignation Filed herewith
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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: October 31, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: October 31, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Principal Financial Officer, Director