Form 10-K
period 2013-12-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2014-03-25
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of in Corporation or organization)	(I.R.S. Tax. I.D. No.)

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

Yes  ☑  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not b be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐  No  ☑

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.00 computed by reference to the last sale price on June 30, 2013 as reported on the OTC Bulletin Board and the OTC Markets QB of $0.00 per share (our common stock is currently not trading).  For purposes of this response, the registrant has assumed that its Directors, executive Officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 24, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	30,755,000

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

Quick Link to Table of Contents

Quick Link to Financial Statements

PART I

ITEM 1—BUSINESS

Business Development

Sichuan Leaders Petrochemical Company (SLPC) formally known as Quality Wall Beds, Inc. was incorporated under the laws of the State of Florida June 29, 2000.  During our first thirteen (13) years of operations we had both profits and losses.  In May of 2013, the Board  believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders of the Company to consider alternative corporate strategies to generate new business revenue for the Company.  The Board of Directors proposed that the company pursue opportunities in Asia to acquire companies in the wholesale and resale of products in the automotive oil industry.  To facilitate this action, the Board voted to dispose of the Company assets related to the retail operation of the wall bed products.  This action was approved on May 21, 2013 by Shareholders representing 87% of the shares issued and outstanding.

The Company’s headquarters are located in Sarasota, Florida. The elected year end is December 31.

Our Business

(1) Principal Products and Their Markets

Sichuan Leaders Petrochemical Company had been exploring various opportunities within the petrochemical field for the acquisition of companies in Asia that are wholesalers of retailers of petrochemical products for the automotive industry. Management has determined that the opportunities in the petrochemical field in Asia have declined in recent years.  Management believes the change in the strategic business direction of the company will be more difficult and will take longer to complete any acquisitions and generate future cash flows.  Accordingly, we have expanded our business plan to include mergers and acquisitions of non-petrochemical companies in Asia and the United States.

Current management believes a change in our business model would have no direct impact on the revenues of the company. Future cash flows, if any, are impossible to predict at this time. The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services.   We may raise cash from sources other than our operations. Our only other source for cash at this time is investments by our current Officers and Directors and outside investment in the Company.  Any change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time.

We make use of our own website www.slpc1.com to disseminate information regarding our services to gain access to potential clients and target companies for mergers and acquisitions.

 (2) Distribution Methods of Our Products

At this time we are not distributing any products in the petrochemical industry.  Management believed that the market for oil based products in the automotive industry could be successful throughout the Asian markets, but has struggled in this endeavor.  Accordingly, although we have not abandoned the business model for the distribution of petrochemical products in the automotive industry, we are open for other business opportunities.

 (3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products that would make us stand above our competition.   We evaluated some petrochemical products manufactured in China for which we were considering acquiring the rights.  At this time, the petrochemical products tested did not meet our expectations and we are looking elsewhere for business opportunities.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

 (5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

 (6) Dependence on Limited Clients

We do not have any limitation on clients at this time.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do own the domain name www.slpc1.com.  We may rely on certain trade secrets and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

· These agreements will not be breached;

· We would have adequate remedies for any breach; or

· Our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by           competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our products by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8) Need for Government Approval of Principal Products.

There are no federal or state approvals that are required at this time.  In the event we locate petroleum based products to import we will need to seek government approval.

(9) Government Regulation

There are no federal or state regulations that require a special business license for our business however the City of Sarasota requires us to maintain a yearly business license.  We are not required as a company to maintain worker’s compensation insurance and pay into the Florida unemployment compensation fund since we have no employees other than our Officers and Director.  When we retain new Officers and Directors and begin to pay salaries we will then have to apply for Workers Compensation insurance and pay into the Florida unemployment compensation fund.

 Typically our business license must be renewed annually with the County of Sarasota, Florida and may be suspended or revoked at any time for cause.  As a Florida Corporation we must file an annual report with the Department of State in Florida.

 (10) Research and Development during Our Last Two Fiscal Years

During the last two fiscal years we have concentrated our efforts in the People’s Republic of China to locate wholesalers and retailers of petroleum based products for the automotive industry.  Management has sought to acquire companies through mergers and acquisitions or in the alternative to acquire the rights to distribute products throughout the People’s Republic of China and Southeast Asia.  Since the change in control on March 31, 2012 we have been researching the development of different products to be offered. The cost of our research and development of alternative products are limited and we do not feel the cost of developing additional products will have any significant impact on our profitability.

(11) Cost and Effects of Compliance with Environmental Laws

The current status of our business does not subject us to environmental laws in any material manner.

(12) Our Employees

As of December 31st, 2013, we had no full time employees.  We currently have two (2) unpaid employees, Andy Z. Fan, President, Treasurer and Director, and Tina Donnelly, Secretary (as of February 24, 2014), who are responsible for all of our business activities.

Reports to Security Holders

As a fully reporting company, we are required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC

Quick Link to Table of Contents

Quick Link to Financial Statements

filings will be available to you free of charge at the SEC's web site at <www.sec.gov>. We believe that we will be an electronic filer making our information available through an Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

We are not required by the Florida Revised Statutes to provide annual financial reports. At the request of a shareholder, we will send a copy of our annual report on SEC Form 10-K to include audited financial statements.

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

Risks Relating to Our Business in the United States

The U.S. economic downturn has negatively impacted our business with a revenue decline in fiscal 2013.

We had a loss from continuing operations, net of taxes of ($80,156) in fiscal year 2013. Our revenues decreased due to the weak performance of our company.  Based on the continued loss of profitability, the Company discontinued the Florida wall bed operations on May 21, 2013.

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

If we hire employees and begin providing compensation or benefits to them, we will have an increase in our operating costs. If we are unable or unwilling to increase our prices or take other actions to offset increased operating costs, our operating results will suffer. Factors that may affect the salaries or benefits that we pay to our existing or future employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have an adverse effect on our operating performance.

We may incur additional costs or liabilities and lose revenues impacting operating results as a result of litigation and government regulation affecting the operation of our business.

Our business is not subject to extensive federal, state, and local government regulation.

The costs of operating our business may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our prices or by other means, this could have a material adverse effect on our business and results of operations.

Risks Relating to Our Business in the People’s Republic of China

Economic events have adversely impacted our business and results of operations and may continue to do so.

We are susceptible to economic slowdowns. In particular, our business is in the beginning stages of a petrochemical company. We believe that the majority of our revenues will be derived from businesses with the working capital to retain our services.

Quick Link to Table of Contents

Quick Link to Financial Statements

Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in working capital. We also believe that companies generally are more willing to make discretionary decisions, including the retention of outside consultants, during periods in which favorable economic conditions prevail. The changes in working capital, as a result of the current economic slowdown and reduction in consumer confidence will adversely affect our revenues.

Due to the economic turmoil in the People’s Republic of China we believe that these weak general economic conditions will continue through the year 2014 and most likely beyond. The ongoing effects of the housing crisis, inflation and the rising of commodities prices may further exacerbate current economic conditions that will impact our business opportunities in China

Due to our inability to obtain the rights to petroleum products or the economic environment deteriorates further, or is prolonged, resulting in continued decreasing revenues and our actions to respond to these conditions are not sufficient, we could continue to see our revenues decrease and we would continue to suffer losses.

 Changing general economic conditions in the People’s Republic of China have had an adverse effect on our revenues.

The future performance of the People’s Republic of China economy and global economies are uncertain and are directly affected by numerous global and national factors, in addition to other factors that are beyond our control. These factors, which also affect discretionary business spending, include among other items, international, national, regional and local economic conditions, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, led to the cessation of our retail operation and the disposal of our retail operational assets.

 Purchases of our products were discretionary for our clients and, therefore, we were susceptible to economic slowdowns. We believe that the vast majority of our revenues were derived from working class families that must budget more closely than those with more disposable income. Accordingly, we believe that our business was particularly susceptible to any factors that cause a reduction in disposable income. We also believe that consumers generally were more willing to make discretionary purchases during periods in which favorable economic conditions prevail.

Our results of operations and revenues could be adversely affected by our inability to implement our new business model.

There are factors which may impact the amount of time and money required for the implementation of our new business model, including but not limited to, a change in laws that allow foreign operations in the People’s Republic of China, shortages of skilled labor, delays with our approval to do business within the People’s Republic of China and increased competition.  We may need to revise the business model to include other businesses and other geographic areas.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Our growth depends on our ability to operate profitably.

A substantial majority of our historical growth had been due to a thriving economy. When comparing fiscal 2013 to fiscal 2012, revenues were flat due to the continued recession.  Our ability to implement a new business model is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

•

develop additional sources of marketing that are within our budgetary constraints;

•

hire, train and retain the management and employees necessary to meet staffing needs in a timely manner;

•

raise, borrow or have available an adequate amount of money for expansion costs;

Quick Link to Table of Contents

Quick Link to Financial Statements

•

successfully promote our products and compete in the market in which we are located.

Our existing senior personnel, management systems, financial controls, information systems and other systems and procedures may be inadequate to support our new business model, which could require us to incur substantial expenditures that could adversely affect our operating results.

Material weaknesses in the financial reporting may cause us to restate our financial statements in the event such weaknesses are determined to not be acceptable to financial reporting requirements.

We have the responsibility to review the internal controls over financial accounting.  During this review material we may discover material weaknesses that could cause us to have to restate our financial statements.  This could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the profits of past operations.  As of December 31, 2013 we discovered a weakness in control of our bank accounts and the disclosure of funds.  This caused us to restate our financials during the year 2013.

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

Increases in the prices of labor could reduce our operating margins and our revenues.

Any operations in China or elsewhere will cause us to have additional employee costs that will further reduce our earnings.  We will have the need to hire additional qualified personnel in the future and the cost of these individuals may be higher than anticipated due to demand from competitors. Our labor costs will represent a large portion of our gross revenues. If the cost of labor increases in the future and we choose not to pass, or cannot pass, these increases on to our clients, our operating margins would decrease, perhaps materially.

Our operating results may fluctuate significantly due to economic conditions and these fluctuations make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business.

Our business is subject to fluctuations that may vary greatly depending upon which international market we enter with our petrochemical products. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

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

•

Changes in consumer preferences;

•

General economic conditions;

•

Government regulation; and

•

 Actions by our competitors.

Negative factors or publicity surrounding our operating in China and the Asian markets could adversely affect business decisions which could make our business less valuable.

We believe that adverse publicity relating to our operating in China and the Asian markets could affect us more than it would competitors that compete primarily in the United States.  Any shifts in consumer preferences away from the petrochemical products we may offer whether because of negative publicity or an improving economy, would make our business less appealing and adversely affect our revenues.

 The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to Sichuan Leaders Petrochemical Company (SLPC) and other names and marks used by our business, which could adversely affect the value of the SLPC’s brand.

Quick Link to Table of Contents

Quick Link to Financial Statements

We have not registered the “Sichuan Leaders Petrochemical Company” mark used by our business as a trade name in Florida or any state or the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business concept and may cause a decline in our revenue.

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

We depend on the services of a key executive, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our senior executive, Andy Fan is important to our success because he is instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging any necessary financing. Losing the services of Mr. Fan could adversely affect our business until a suitable replacement could be found.  Mr. Fan is not bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

There may be a conflict of interest for our Officer and Director Andy Z. Fan.

Our President and Director Andy Z. Fan is also our largest shareholder.  Mr. Fan has the ability to control all decisions of the company including agreements with other companies where Mr. Fan is the President and Director and the largest shareholder.  Decisions made by Mr. Fan may not be in the best interest of individual shareholders and there is a risk that all or a part of any investment in our company could be lost.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

We do not have current insurance policies that may provide adequate levels of coverage against claims and we may incur losses without such insurance.

We do not maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

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

There may be issuances of shares of preferred stock in the future.

Although we currently do not have preferred shares outstanding, the Board of Directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

No dividends were declared during 2013 and 2012.  We have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

We are authorized to issue up to 5,000,000,000 shares of common stock, of which 30,755,000 shares of common stock are issued and outstanding as of December 31, 2013. Our board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Our Director and Chairman of the Board is our controlling shareholder who owns 27,330,020 shares of our common stock. Mr. Fan has the ability to control all business matters and he has clients from his other businesses that may cause a conflict with his acting independently regarding our company.  Such a conflict of interest would likely cause investors to lose all or part of their investment.

At the present time our Officers and Director provides their services on an unpaid basis and may not be able to continue their services without pay.

Since our company is not currently operating with earnings and cash flows to support Officer and Director salaries, our current Officers and Director works on an unpaid basis.  If and when the company has increased its operations to support salaries, we intend for our Officers/Director to be compensated, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining when salaries may be available to our Officers and Directors.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Earnings are determined quarterly and will be analyzed along with our cash flows to determine if there is sufficient cash remaining after all expenses are paid to commence salaries for the Officers and Director.  Until then, there is a risk that our Officers and Director may need to find work elsewhere to supplement their income, distracting them from our operations resulting in poor quality control and a loss of clients and business.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we will inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Quick Link to Table of Contents

Quick Link to Financial Statements

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products and/or services.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in spending by consumers. If these economic conditions are prolonged or deteriorate further, the market for our services could potentially decrease accordingly.

ITEM 2 – PROPERTIES

Our principal business address for our Quality Wallbeds retail store was at 2820 16th Street North, St. Petersburg, Florida  33704, which is a commercial building.  Upon the disposal of the assets of our wall bed store we ceased operations at this address. We no longer have a lease on the space at this address.

The Company rents corporate office space at 6371 Business Boulevard, Suite 200, Sarasota, FL  34240.  Our telephone number is (941) 224-6975; the Company’s virtual address is www.slpc1.com.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

Quick Link to Financial Statements

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “SLPC”.  As of March 24, 2014 there has been no trading of our stock on the OTCBB or the OTC Markets where our stock is currently quoted.

If and when the market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

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

During the year ended December 31, 2013, the Company issued an additional 20,380,000 stock.

As of December 31, 2013, there were 30,755,000 shares issued and outstanding.

Table 1.0 Stock issued during the year ended December 31, 2013

Date	Shares Issued To/For	Loan Amount/Stock Value	Shares Issued	Price Per Share
1/4/2013	Services Rendered	10,000	1,000,000	$.01 per Share
8/7/2013	Shareholder loans converted to Equity	18,100	1,810,000	$.01 Per Share
8/15/2013	Shareholder loans converted to Equity	150,000	15,000,000	$.01 Per Share
10/25/2013	Shareholder loans converted to Equity	35,700	3,570,000	$.01 Per Share

During the quarter ended March 31, 2013, the Company issued 1,000,000 shares of common stock to an Officer for services rendered valued at $10,000.  The stock was issued at par value of $0.01 per share.

During the quarter ended September 30, 2013, the Company issued 1,810,000 shares and 15,000,000 shares of common stock to an Officer for the $18,100 and $150,000, respectively, that represented loans converted to equity in the Company.  The stock was issued at the value of $0.01 per share.

During the year ended December 31, 2013, the Company issued 3,570,000 shares of common stock to an Officer for $35,700 that represented loans converted to equity in the Company.  The stock was issued at par value of $0.01 per share.

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

Quick Link to Table of Contents

Quick Link to Financial Statements

We had Forty-nine (49) stockholders of record of our common stock as of December 31, 2013.  The CUSIP number for our common stock is 825827 108.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “SLPC” “we,” “us,” or “our” and the “Company” are references to the business of Sichuan Leaders Petrochemical Company.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis or Plan of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Sichuan Leaders Petrochemical Company (SLPC), formally known as Quality Wallbeds, Inc., was an operating company that provided quality space saving custom home furniture and closet organizing systems to the general public. During our thirteen (13) years of operations we had both profits and losses in prior years.

In December 2012, the Company changed its name in anticipation of new business opportunities.

The Company discontinued the Florida wall bed operations on May 21, 2013.

We are exploring various opportunities, including the petrochemical field, to determine the best strategic business direction of the company.  Since the change in the business model, current management has seen a direct impact on the revenues of the company. Future cash flows, if any, are impossible to predict at this time. We may raise cash from sources other than our operations. Our only other source for cash at this time is investments by others in the Company or our President and Director, Andy Z. Fan.  Any change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time.

Quick Link to Table of Contents

Quick Link to Financial Statements

Our Employees

As of December 31, 2013, we have no paid employees. This includes our two (2) Officers and Director who run the Corporation.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Results of Operations

General

Summary of results of operations is as follows:

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 2.0 Comparison of our Statement of Operations for the Years Ended December 31, 2013 and 2012

	For the Years Ended December 31,
	2013	2012	%Change
Revenue:	$-	$-	0%
General and Administrative Expense	$48,906	$-	100%
Income (Loss) from Operations	$(48,906)	$-	100%
Income (Loss) from Discontinued Operations	$(31,250)	$(63,458)	50.76%
Net Income (Loss)	$(80,156)	$(63,458)	(26.3)%
Income (Loss) per Share: Basic and Diluted	$(0.00)	$(0.00)	-

Revenue from Operations. For the year ended December 31, 2013, there was no revenue due to the discontinued operations of the wall bed store and the change in direction for the company.  We had been exploring various opportunities within the petrochemical field and management has determined that the opportunities in the petrochemical field in Asia have declined in recent years.  Management believes the change in the strategic business direction of the company will be more difficult and will take longer to complete any acquisitions.  We have had no additional income in our continuing operations.

Operating Expenses and Discontinued Operations. During the year ended December 31, 2013, operating expenses of $48,906 consist of those expenses related to the current operations of the Company.  Net losses for the year ended December 31, 2013 consisted of those expenses related to discontinued operations of the retail wall bed store; losses on discontinued operations expenses totaled $31,250. Management believes expenses will remain relatively consistent during the next fiscal year.

Net Income (Losses). As a result of the factors described above, we show a net loss of $(80,156) for the year ended December 31, 2013.   Management believes the loss from operations is related to the companies change in direction and the discontinued operations.

Liquidity and Capital Resources

General. At December 31, 2013, we had cash and cash equivalents of $134,762. We have historically met our cash needs through cash flows from operating activities, which have discontinued. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans during the current fiscal year. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination we will analyze all strategies to continue the company and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed

Net Cash generated in our financing activities was $205,400 for the year ended December 31, 2013, compared to $54,522 for the year ended December 31, 2012.  The Company received a total of $203,400 in loans from the Majority Shareholder for the year ended December 31, 2013.  The Company converted loans in the amount of $213,800 and issued stock to the Majority Shareholder at the par value of $0.01.  The company owes $44,122 as of December 31, 2013 to the majority shareholder.  The loan shall be convertible into Common Stock (at $0.01/share) at the election of the lender within one (1) year from February 15, 2014 or within one (1) week from notice by the Company that the loan shall be repaid.  These loans are payable on demand and are non-interest bearing.

As of December 31, 2013, our current liabilities exceeded our current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and a net loss of ($80,156) for the year ended December 31, 2013 compared to net loss of ($63,458) for the year ended December 31, 2012.  These factors raise doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Share-based Compensation

The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

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

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products were sourced internationally and may fluctuate in cost as a result of foreign currency swings, however, we believe these fluctuations have not been significant.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate, to allow timely discussions regarding required disclosure due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Amended Annual Report fairly present in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  Based on this evaluation, our management concluded that as of December 31, 2013, we did not maintain effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Auditor Attestation

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There was a change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Management determined that there was a weakness in the reporting of our bank account balances.  Management instituted a new policy to have Corporate Counsel review all bank statements at the end of each month to correctly report all cash balances.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 but not reported, whether or not otherwise required by this Form 10-K.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

As reported in our Current Report on Form 8-K filed on August 8, 2013, at the August 7, 2013 special meeting of shareholders, Mr. Gary Macleod resigned his positions with the Company.  Ms. Diane J. Harrison resigned her position as Treasurer and Director but remained as Secretary with the Company.  The resignations of Mr. Macleod and Ms. Harrison were not the result of a disagreement with management regarding the operations, policies or practices of the Company.

As reported in our Current Report on Form 8-K filed on November 11, 2013, on October 25, 2013, due to time constraints and other ventures Mr. Yakang Ai submitted his resignation as President. His resignation was not the result of any disagreement with management regarding the operations, policies or practices of the Company.  Chairman of the Board, Andy Z. Fan, accepted the positions of President, Treasurer, Chief Executive Officer, and Principal Accounting Officer.

As reported in our Current Report on Form 8-K filed March 10, 2014, the Board of Directors appointed Ms. Tina Donnelly as corporate secretary on February 24, 2014, replacing Ms. Harrison.

Table 3.0 Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Z Fan	49	President, Treasurer, Director	None
Tina Donnelly	38	Secretary	None

Background of Executive Officers and Directors

Andy Z. Fan:

Mr. Fan was appointed as Director and Chairman of the Board of Directors on December 15, 2012 upon Mr. Daniel’s resignation December 13, 2012. He was subsequently appointed as President on October 21, 2013 and Treasurer on August 7, 2013.   Mr. Andy Z. Fan is a prominent Chinese-American businessman with outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China's Head of State -- Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton's Chinese interpreter.

The Company has not entered into, nor does it have any currently proposed plans to enter into, any transactions in which Mr. Fan will have a direct or indirect material interest.  In addition, there are no family relationships between Mr. Fan and any other Director or executive officer of the Company.

Mr. Fan has not entered into a compensation agreement with the Company in connection with his appointment as President and Treasurer.

Mr. Fan is currently President, Treasurer, Director, and Chairman of the Board of AF Ocean Investment Management Company [OTCBB:AFAN].  AF Ocean Investment Management Company is dedicated to providing the company’s Clients the best consulting and business services in mergers, acquisitions and investments.

Quick Link to Table of Contents

Quick Link to Financial Statements

Mr. Fan is currently President, Treasurer, Director and Chairman of the Board of ChinAmerica Andy Movie Entertainment Media Co. [OTCBB:CAME].  The primary focus of the Company is on the development, production and distribution of movies and documentaries.  ChinAmerica will be focused on exporting the cultural heritage of the People’s Republic of China.

Mr. Fan is currently President, Treasurer, and Director and Chairman of the Board of Top To Bottom Pressure Washing, Inc. [OTCBB: TOPW].  The primary focus of Top To Bottom Pressure Washing is the understanding the importance and value of maintaining a clean environment. The cleanliness of your home or office can speak volumes about you and leave a lasting impression on friends, family, clients and coworkers. Top To Bottom Pressure Washing uses the latest technology and pressure cleaning equipment to provide unparalleled cleaning results, guaranteed to leave your roofs and driveways looking revived and refreshed.

Tina Donnelly

Ms. Donnelly was appointed as Secretary on February 24, 2014.

The Company has not entered into, nor does it have any currently proposed plans to enter into, any transactions in which Ms. Donnelly will have a direct or indirect material interest.  In addition, there are no family relationships between Ms. Donnelly and any other Director or executive officer of the Company.

Ms. Donnelly has not entered into a compensation agreement with the Company in connection with her appointment as Corporate Secretary.

Since June 12, 2012, Ms. Donnelly, age 38, has been employed by AF Ocean Investment Management Company as its Accounting Supervisor. She has over fifteen (15) years of accounting experience.    Her skills include working with financial professionals such as C.P.A.’s and Public Company Accounting Oversight Board (PCAOB) Auditors.  She was also appointed corporate secretary of AF Ocean Investment Management Company [OTC:AFAN] on February 24, 2014, ChinAmerica Andy Movie Entertainment Media Co. [OTC:CAME] on February 24, 2014, and Top to Bottom Pressure Washing Inc. [OTC:TOPW] on March 7, 2014.  Prior to June 12, 2012, Ms. Donnelly ran the accounting departments for the following private companies:  Wave, LLC, Tags4Fun, LLC, and Sarasota Business Rentals.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive Officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the Directors, executive Officers and holders of more than 10% of our capital stock, Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2013 were not timely filed with the Commission.

Name	Number of late reports	Number of transactions not reported timely
Andy Z. Fan	2	2

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial Officers, which group includes the Company’s principal executive Officer, principal financial Officer and principal accounting Officer. Our Code of Ethics is accessible at our Internet website, www.slpc1.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our President and Director, Andy Z Fan, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. Mr. Fan has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in

Quick Link to Table of Contents

Quick Link to Financial Statements

a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Fan has gained this expertise through his experience as our Officer and Director and through his formal education. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

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

Base Compensation

The following table sets forth information concerning the annual and long-term compensation of our President and Secretary, and the most highly compensated employee and/or executive Officer who served at the end of the fiscal years December 31, 2013 and 2012, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 4.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z Fan [1], Director and Chairman of the Board	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gary Macleod [2], Chief Executive Officer and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yakang Ai [3], President and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Diane J Harrison [4], Secretary	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1] There is no employment contract with Mr. Fan at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[2] There is no employment contract with Mr. Macleod at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.  Mr. Macleod resigned his position on December 13, 2013

[3] There is no employment contract with Mr. Yakang at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.  Mr. Ai resigned his position on October 25, 2013.

[4] There is no employment contract with Ms. Harrison at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future. Ms. Harrison resigned her positions as Treasurer and Director on December 13, 2013 and is no longer secretary as of February 24, 2014.

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Quick Link to Table of Contents

Quick Link to Financial Statements

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive Officer outstanding as of the end of December 31, 2013:

Table 5.0 Outstanding Equity Awards at December 31, 2013

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Andy Z. Fan	0	0	0	0	0	0	0	0	0
Diane J. Harrison	0	0	0	0	0	0	0	0	0
Gary Macleod	0	0	0	0	0	0	0	0	0
Yakang Ai	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of Directors for the last completed fiscal year is provided below:

Table 6.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z Fan	0	0	0	0	0	0	0
Diane J Harrison	0	0	0	0	0	0	0
Gary Macleod	0	0	0	0	0	0	0
Yakang Ai	0	0	0	0	0	0	0

Board of Directors and Committees

Currently, our Board of Directors consists of Andy Z. Fan. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.  Our prior Officers, Gary Macleod resigned his position on December 13, 2013 and Diane J. Harrison resigned her position as Treasurer on December 13, 2013, retaining her position as Secretary.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  Since Mr. Macleod resigned his position effective December 13, 2013, Mr. Andy Z. Fan now comprises the Compensation Committee. None of the Directors were paid Officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

MEMBERS OF THE COMPENSATION COMMITTEE

Andy Z. Fan, Director

Employment Agreements

Currently, we have no employment agreements with any of our Officers.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our Officers and Directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 7.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 7.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Andy Z. Fan 6371 Business Blvd., Ste. 200 Sarasota, FL 34240	27,330,020	88.864%
Common Stock	Tina Donnelly 6371 Business Blvd., Ste. 200 Sarasota, FL 34240	0	0
Common Stock	All Executive Officers and Directors as a Group	27,330,020	88.864%

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Subsequent Events

On February 24, 2014, Tina M. Donnelly was appointed as corporate secretary.

Quick Link to Table of Contents

Quick Link to Financial Statements

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2013, there were no transactions of an amount exceeding $120,000 involving any Director, executive Officer, or any security holder who is a beneficial owner or any member of the immediate family of the Officers and Directors.

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

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no independent Directors; accordingly the full board fulfills the audit, nominating and compensation committee functions.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit firm for 2011 was Peter Messineo, C.P.A. They were paid in cash for services for a registration statement and therefore have no direct or indirect interest in the Company.  On January 10, 2013, PM declined re-election due to changes in his firm.  Peter Messineo, C.P.A. provided an audit report for Quality WallBeds Inc. for December 31, 2011 and 2010.

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

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2013 and 2012:

Table 8.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2013	$7,000	$9,719	$0	$0	$16,719
2012	$10,000	$0	$0	$3,039	$13,039

Quick Link to Table of Contents

Quick Link to Financial Statements

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of SICHUAN LEADERS PETROCHEMICAL COMPANY are included in this report immediately following the signature page:

•Report of Independent Registered Public Accounting Firm

•Balance Sheets at December 31, 2013 and December 31, 2012

•Statements of Operations for the years ended December 31, 2013 and December 31, 2012

•Statements of Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012

•Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

•Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.3	By-Laws Filed on May 9, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.4	Articles of Amendment to Articles of Incorporation Filed on December 20, 2012 as Exhibit 3.4 to the issuer’s Current Report on Form 8-K (File No. 333-183104) and incorporated herein by reference.
14	Code of Ethics Filed on May 9, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

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

Quick Link to Table of Contents

Quick Link to Financial Statements

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: March 24, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: March 24, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board of Directors

Dated: March 24, 2014	/s/TINA M. DONNELLY
Tina M. Donnelly
Corporate Secretary, Accounting Supervisor

Quick Link to Table of Contents

Quick Link to Financial Statements

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sichuan Leaders Petrochemical Company

We have audited the accompanying balance sheets of Sichuan Leaders Petrochemical Company as of December 31, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sichuan Leaders Petrochemical Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 24, 2014

Quick Link to Table of Contents

Quick Link to Financial Statements

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Balance Sheets

For the Years Ended December 31,

	For the Years Ended December 31,
	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	134,762	9,040
Assets of Discontinued Operations	-	12,305
Prepaid Expenses	4,929	-
Total Current Assets	139,691	21,345
Total Assets:	139,691	21,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	1,076	-
Liabilities of Discontinued Operations	-	7,974
Loans from Shareholder	44,122	54,522
Loan from Related Party	2,000	-
Total Current Liabilities	47,198	62,496
Total Liabilities:	47,198	62,496

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 9,375,000 issued and outstanding at December 31, 2013 and December 31, 2012 respectively	307,550	93,750
Additional paid in capital	(68,566)	(68,566)
Accumulated Deficit	(146,491)	(66,335)
Total Stockholders’ Equity	92,493	(41,451)
Total Liabilities and Stockholders' Equity	$ 139,691	$ 21,345

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements of Operations

For the Years Ended December 31,

	For the Years Ended December 31,
	2013	2012
Revenue:	-	-
Operating Expenses:
General and Administrative	48,906	-
Operational Income, Pre-tax:	(48,906)
Tax on Continued Operations	-	-
Net Loss Continued Operations:
Discontinued Operations, Net of Tax (Note 7)	(31,250)	(63,458)
Net Income (Loss):	(80,156)	(63,458)

Basic and Diluted Earnings (Loss) per share:
Continuing Operations	(0.00)	(0.00)
Discontinued Operations	(0.00)	(0.00)
Weighted average number of shares outstanding	17,473,164	9,375,000

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statement of Changes in Stockholders’ Equity

For the Years Ended December 2013, 2012, 2011 and 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Stockholder Distribution	Retained Earnings (Accumulated Deficit)	Total Shareholder Equity (Deficit)
Balance as of January 1, 2010	7,500	7,500	-	39,639	(18,691)	28,448
Stock split 1,250:1, authorized March 31, 2012*
Stock split: Old Shares	(7,500)	(7,500)	7,500	-	-	-
Stock split: Issue New Shares	9,375,000	93,750	(93,750)	-	-	-
Balance at January 1, 2010 as restated For Stock split	9,375,000	93,750	(86,250)	39,639	(18,691)	28,448
Distributions	-	-	-	(12,159)	-	(12,159)
Net Income 2010	-	-	-	-	8,185	8,185
Balance as of December 31,2010	9,375,000	93,750	(86,250)	27,480	(10,506)	24,474
Distributions				(9,796)	-	(9,796)
Net Income 2011	-	-	-	-	7,629	7,629
Balance as of December 31, 2011	9,375,000	93,750	(86,250)	17,684	(2,877)	22,307
Close Distributions to Additional Paid in Capital	-	-	17,684	(17,684)	-	-
Net Loss 2012	-	-	-	-	(63,458)	(63,458)
Balance as of December 31, 2012	9,375,000	93,750	(68,566)	-	(66,335)	(41,151)
Sale of Stock	21,380,000	213,800	-	-		213,800
Net Loss 2013	-	-	-	-	(80,156)	(80,156)
Balance as of December 31, 2013	30,755,000	307,550	(68,566)	-	(146,491)	92,493

*A stock split authorized on March 31, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements of Cash Flows

For the Years Ended December 31,

	For the Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (Loss)	(80,156)	(63,458)
Gain (Loss) from Discontinued Operations	(31,250)	(63,458)
Gain (Loss) from Continued Operations	(48,906)	-
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	(3,853)	-
Net Cash Flows Used in Operating Activities: Continued Operations	(52,759)	-
Net Cash Flows Used in Operating Activities: Discontinued Operations	(26,919)	(45,821)
Net Cash Flows Provided by (Used In) Operating Activities	(79,678)	(45,821)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(2,289)
Net Cash Flows Used in Investing Activities	-	(2,289)

Cash Flows from Financing Activities:
Loans from Shareholders	(10,400)	54,522
Loans from Related Parties	2,000	-
Issuance of Common Stock	213,800	-
Net Cash Provided by Financing Activities-Continuing Operations	205,400	54,522

Change in Cash and Cash Equivalents:	125,722	6,412
Cash and Cash Equivalents, Beginning of Period	9,040	2,628
Cash and Cash Equivalents, End of Period	134,762	9,040

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

December 31, 2013

NOTE 1.  NATURE OF BUSINESS

Sichuan Leaders Petrochemical Company (SLPC) was incorporated under the name Quality WallBeds, Inc. on June 29, 2000 in the state of Florida. The company was a furniture retailer specializing in the design, construction, and installation of wall beds, closets and shelving.  The company had a single retail location in Saint Petersburg, Florida.  The Company discontinued the Florida wall bed operations on May 21, 2013.

In December 2012, the Company changed its name in anticipation of new business opportunities.  SLPC is exploring various opportunities within the petrochemical field in China and Southeast Asia to determine the best strategic business direction of the company.

The Company’s headquarters are located in Sarasota, Florida.  The elected year end is December 31.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2013 and 2012; (b) the financial position at December 31, 2013 and 2012; and (c) cash flows for the year ended December 31, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the year ended and net loss of ($80,158) for the year ended December 31, 2013, compared to a net loss of ($63,458) for the year ended December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2013, tax years 2012 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

NET EARNINGS (LOSS) PER SHARE

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At December 31, 2013 and 2012 dilutive earnings per share were not calculated as the effect is anti-dilutive.

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

Our services required that we ordered product based on our customer’s selection.  At the time of order our normal terms required a deposit on those products ordered.  The collections on orders not yet received or installed are recorded as a customer deposit and revenue is deferred until the order was completed.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. Based on management’s review of accounts receivable no allowance for doubtful accounts was considered necessary at December 31, 2013 and December 31, 2012. An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined noncollectable.  Bad debt expense was $3,535 for the year ended December 31, 2013. The bad debt expense was $6,343 for the year ended December 31, 2012.  The Bad debt expenses are reflected in the discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these financial statements were issued.

NOTE 3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company had a related party transaction from AF Ocean Investment Management Company in the amount of $2,000.00.

During the year ended December 31, 2013, the majority shareholder advanced the Company $203,800.  In 2013, $213,800 was converted to 21,380,000 shares of common stock (a conversion price of $0.01 per share). The company owes $44,122 as of December 31, 2013 to the majority shareholder.  The loan is convertible into Common Stock (at $0.01/share) at the election of the lender within one (1) year from February 15, 2013 or within one (1) week after notice by the Company that the loan shall be repaid.  These loans are payable on demand and are non-interest bearing.

Quick Link to Table of Contents

Quick Link to Financial Statements

Shareholder Loan Conversions

Dates Issued	Shares Issued To/For	Loan Amount ($)	Shares Issued	Price Per Share
1/4/13	Shareholder loans converted to Equity	$10,000	1,000,000	$0.01 Per Share
8/7/13	Shareholder loans converted to Equity	$18,100	1,810,000	$0.01 Per Share
8/15/13	Shareholder loans converted to Equity	$150,000	15,000,000	$0.01 Per Share
10/25/13	Shareholder loans converted to Equity	$35,700	3,570,000	$0.01 Per Share
Totals		$213,800	21,380,000

NOTE 4. INVENTORY

Our inventory consisted of commonly used and ordinary supplies, parts, and small tools used during the assembly process.  All supplies, parts, and small tools were ordered per job along with raw materials.  And as such were consumable during normal operations.  The disclosed amounts represent net realizable value as the inventory was held solely to ensure timely order fulfillment and may or may not be used during the normal course of operations. Management conducted annual physical counts of supplies. With the discontinuing of operations for the wall bed store we donated the remaining inventory of showroom samples, raw supplies, parts and small tools to various charities.

NOTE 5. PROPERTY AND EQUIPMENT

Property consisted of equipment purchased for the production of revenues:

	For the Years Ended December 31,
	2013 (audited)	2012 (audited)
Property and equipment	-	26,155
Less accumulated depreciation	-	22,620
Property and equipment, net	-	3,535

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $0.00 for the year ended December 2013 as compared to $3,535 for the year ended December 31, 2012.  During the period ended July 31, 2013, the Company sold some of the equipment formally used in the production of revenues.  The proceeds from the sale of equipment totaled $6,022.  The rest of the equipment was donated to various charities.

NOTE 6.  INCOME TAXES

As of December 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	For the Years Ended December 31,
	2013	2012
Tax Expense (benefit) at the Statutory Rate	(27,300)	(21,600)
State Income Taxes, Net of Federal Income Tax Benefit	(2,900)	(2,300)
Change in Valuation allowance	30,200	23,900
Total	-	-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

A valuation allowance has been applied due to the uncertainty of realization.

As of December 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2013 and December 31, 2012 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
	2013	2012
Deferred tax assets	$55,200	$25,000
Valuation allowance	(55,200)	(25,000)
Net deferred tax asset	$-	$-

The tax returns for 2013 through 2010 remain open for inspection by federal and state taxing authorities

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

The Board of Directors believes the company should pursue the opportunities in China and Southeast Asia in the petrochemical field.  To facilitate this action, the Board voted to dispose of the Company assets related to the retail operation of the wall bed products.  This action was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	For the Year ended December 31,
	2013	2012
Discontinued Revenues	$-	$216,871
Discontinued Expenses	(34,345)	(280,329)
Discontinued Income, (Pre-tax)	(34,345)	(63,458)
Gain on Disposal of Operations Pre Tax	3,095	-
Tax	-	-
Total Discontinued Operations, Net of Tax	(31,250)	(63,458)

NOTE 8.  COMMITMENTS AND CONTINGENCIES

LEGAL

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Quick Link to Table of Contents

Quick Link to Financial Statements

OTHER COMMITMENTS

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of December 31, 2013.

The Company rents office space in Sarasota, Florida on a month by month basis. The monthly rent is $400.

NOTE 9.    FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

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

LIQUIDITY RISK

The Company’s objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts

NOTE 10.  NOTES PAYABLE

From time to time the company shareholder will advance the company funds to cover operational expenses and in return receive non-interest bearing notes than can be converted into common stock in one year or less.  For 2013 the majority shareholder advanced the Company approximately $203,400 and converted $213,800 for the year ended.  For the year ended December 31, 2013, a related party advanced the Company $2,000 and received $0 in cash repayment for the year end.

NOTE 11.  STOCKHOLDERS’ EQUITY

During the year ended December 31, 2013, the majority shareholder advanced the Company $203,800, of which $213,800 was converted to 21,380,000 shares of common stock (a conversion price of $0.01 per share). The company owes $44,122 as of December 31, 2013 to the majority shareholder.  The loan shall be convertible into Common Stock (at $0.01/share) at the election of the lender within one (1) year from February 15, 2014 or within one (1) week from notice by the Company that the loan shall be repaid.  These loans are payable on demand and are non-interest bearing.

Shares Issued

Dates Issued	Value ($)	Shares Issued	Price Per Share
1/4/13	$10,000	1,000,000	$0.01 Per Share
8/7/13	$18,100	1,810,000	$0.01 Per Share
8/15/13	$150,000	15,000,000	$0.01 Per Share
10/25/13	$35,700	3,570,000	$0.01 Per Share

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

NOTE 12.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 24, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.