Form 10-Q
period 2014-03-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2014-04-24
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(941) 907-6889
(Registrant's Telephone Number, Including Area Code)
(Registrant's former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☑  No  ☐

The number of shares outstanding of each of the issuer's classes of common equity as of April 24, 2014  is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	30,755,000
Documents incorporated by reference: N/A

PART I – FINANCIAL INFORMATION

SICHUAN LEADERS PETROCHEMICAL COMPANY
Balance Sheets
As of March 31, 2014 (unaudited) and December 31, 2013 (audited)

US Dollars	March 31, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	84,399	134,762
Prepaid Expenses	4,215	4,929
Total Current Assets	88,614	139,691
Total Assets:	88,614	139,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3,400	1,076
Loans from Shareholder	-	44,122
Loan from Related Party	-	2,000
Total Current Liabilities	3,400	47,198
Total Liabilities	3,400	47,198

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	307,550	307,550
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(153,770)	(146,491)
Total Stockholders' Equity	85,214	92,493

Total Liabilities and Stockholders' Equity	88,614	139,691

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,

	Three Months Ended March 31,
US Dollars	2014 (unaudited)	2013 (unaudited)
Revenue:
Sales	-	-
Direct Costs	-	-
Total Revenue	-	-
Operating Expenses:
General and Administrative	7,279	23,976
Operations Income, Pre Tax	(7,279)	(23,976)
Tax on Continued Operations
Net Loss Continued Operations	(7,279)	(23,976)
Discontinued Operations, net of tax (Note 7)		(27,596)
Net Loss	(7,279)	(51,572)

Basic and Diluted Net (Loss) per share:
Continuing Operations	(0.00)	(0.00)
Discontinued Operations	-	(0.00)
Weighted average number of shares outstanding	30,755,000	10,375,000

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statements Cash Flows
For the Three Months Ended March 31

	Three Months Ended March 31,
US Dollars	2014 (unaudited)	2013 (unaudited)
Cash Flows from Operating Activities:
Net Loss	(7,279)	(51,572)
Loss from Discontinued Operations	-	27,596
Loss from Continued Operations	-	(23,976)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Receivable	-	-
Accounts Payable and Accrued Expenses	2,324	-
Deposits and Prepaids	714	-
Net Cash Flows Used in Operating Activities: Continued Operations	(4,241)	(23,976)
Net Cash Flows Used in Operating Activities: Discontinued Operations	-	(24,546)
	(4,241)	(48,522)
Cash Flows from Investing Activities:
Proceeds from sale of fixed assets (Discontinued Operations)	-	750
Net Cash Flows Provided by Investing Activities	-	750

Cash Flows from Financing Activities:
Proceeds from Sale of Stock	-	10,000
Loans from (to) Related Party	(2,000)	43,200
Repayment of loans from Shareholders	(44,122)	-
Net Cash Provided by Financing Activities-Continuing Operations	(46,122)	53,200

Change in Cash and Cash Equivalents:	(50,363)	5,428
Cash and Cash Equivalents, Beginning of Period	134,762	9,040
Cash and Cash Equivalents, End of Period	84,399	14,468

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these statements.

Sichuan Leaders Petrochemical Company
Notes to Financial Statements
March 31, 2014
(Unaudited)

NOTE 1.                           NATURE OF BUSINESS

Organization
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
The Company's headquarters are located in Sarasota, Florida.  The elected year end is December 31.

NOTE 2.                                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 25, 2014.  All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2014 and 2013; (b) the financial position at March 31, 2014; and (c) cash flows for the three month period ended March 31, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.  Certain account balances have been reclassified to match the 2014 presentation.

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the first fiscal quarter and net loss of ($7,279) for the three months ended March 31, 2014, compared to a net loss of ($51,572) for the three months ended March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company has a decreasing gross profits, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. The Company's continuation is a going concern and is dependent upon its ability to obtain clients and investment capital from future funding opportunities to fund at the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Income Taxes
The Company has adopted the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of March 31, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company has adopted ASC 740-10, "Definition of Settlement in FASB Interpretation No. 48", ("ASC 740-10"), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share
In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings
(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At March 31, 2014 and December 31, 2013 there were no potentially dilutive securities.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, "Revenue Recognition".

Fair Value of Financial Instruments
FASB ASC "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Accounts Receivable, Trade
The Company followed ASC 310-10, "Receivables". Our sales offerings were customer specific and required an initial deposit ranging between 35 and 50% at time of contract signing.  Accounts receivable were balances due from customers upon completion of the design, construction, and installation of our products.  These trade accounts receivable had a contractual maturity of one year or less. Receivables were determined to be past due based on payment terms of original invoices.  We do not typically charge interest on past due receivables.
An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. Based on management's review of accounts receivable no allowance for doubtful accounts was considered necessary at March 31, 2014 and December 31, 2013. An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined noncollectable.  The bad debt expense was $0 for the first quarter ended March 31, 2014.  Bad debt expense was $450 for the year ended December 31, 2013; these Bad debt expenses were reflected in the discontinued operations.

Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

NOTE 3.                          RELATED PARTY TRANSACTIONS

For the period ended March 31, 2014, the Company paid back a loan in the amount of $44,122 to the majority shareholder Andy Fan.
During the year ended December 31, 2013, the Company had a related party transaction from AF Ocean Investment Management Company in the amount of $2,000. On February 13, 2014 this loan was paid in full.

NOTE 4.                                        PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

US Dollars	For the Periods Ended
	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Property and equipment	-	-
Less accumulated depreciation	-	-
Property and equipment, net	-	-
Assets are depreciated over their useful lives when placed in service.  Depreciation expense  for the period ended March 31, 2014 was $0 as compared to $0 for the year ended December 31, 2013.  During the period ended July 31, 2013, the Company sold some of the equipment formally used in the production of revenues.  The proceeds from the sale of equipment totaled $6,022.  The rest of the equipment was donated to various charities.

NOTE 5.                                        INCOME TAXES
As of March 31, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

NOTE 6.                                        DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

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

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	Three Months Ended March 31,
US Dollars	2014 (unaudited)	2013 (audited)
Discontinued Revenues	-	-
Discontinued Expenses	-	(27,596)
Discontinued Income, Pre Tax	-	(27,596)
Gain on Disposal of Operations, Pre Tax	-	-
Tax	-	-
Total Discontinued Operations, Net of Tax	-	(27,596)

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

Legal Matters
From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8.                          STOCKHOLDERS' EQUITY
No stock was issued for the period ended March 31, 2014.
During the year ended December 31, 2013, the majority shareholder advanced the Company $203,800, of which $213,800 was converted to 21,380,000 shares of common stock (a conversion price of $0.01 per share). The company owed $44,122 as of December 31, 2013 to the majority shareholder, which has been repaid as of March 31, 2014.
Shares Issued

Dates Issued	Value ($)	Shares Issued	Price Per Share
1/4/13	$10,000	1,000,000	$0.01 Per Share
8/7/13	$18,100	1,810,000	$0.01 Per Share
8/15/13	$150,000	15,000,000	$0.01 Per Share
10/25/13	$35,700	3,570,000	$0.01 Per Share

No shares were issued during the three months ended March 31, 2014.

The Company has no options or warrants issued or outstanding.
No preferred shares have been issued.

NOTE 9.                                         FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

Financial Instruments
The Company's financial assets are comprised of cash and cash equivalents, accounts receivable, and inventory.  Our liabilities consist of accounts payable, customer deposits, and other current liabilities.

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

No single customer represents a significant portion of revenues or accounts receivable for the three months ended March 31, 2014, or the year ended December 31, 2013.

Liquidity Risk
The Company's objective in managing liquidity risk is to maintain sufficient available reserves to meet its liquidity requirements at any point in time.  The Company achieves this by managing capital and operating expenditures and maintaining sufficient funds for anticipated short-term spending in our cash and cash equivalent accounts

NOTE 10.                                        SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "SLPC" "we," "us," or "our" and the "Company" are references to the business of SICHUAN LEADERS PETROCHEMICAL COMPANY

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management's Discussion and Analysis and Results of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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
Employees

As of March 31, 2014, we have no paid employees. This includes the two (2) officers and directors who run the corporation.

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

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

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

Impairment of Long-Lived Assets

FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of ASC 360 has not materially affected the Company's reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for the three month period ended March 31, 2014 and 2013 as well as our last two full fiscal years.

Table 2.0 Summary of Results of Operations

Period ended:	Revenue	Expenses	Net Income (Loss)
March 31, 2014	$-	$(7,279)	$(7,279)
March 31, 2013	$-	$(51,572)	$(51,572)
December 31, 2013	$-	$(80,156)	$(80,156)
December 31, 2012	$53,565	$(117,023)	$(63,458)

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

Results of Operations and Discontinued Operations for the Three Months Ended March 31, 2014 and 2013

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014		2013	%Change
Sales		$-	$-	100%
Cost of Sales		$-	$-	100%
General and Administrative Expense		$7,279	$23,976	70%
Loss from Operations		$(7,279)	$(23,976)	(70%)
Loss from Discontinued Operations	$		$(27,596)	100%
Net Loss		$(7,279)	$(51,572)	(86%)
Loss Per Share: Basic and Diluted		$(0.00)	$(0.00)	-

Revenue from Operations.
For the three months ended March 31, 2014, and March 31, 2013, the total sales were $0.

Operating Expenses.
Expenses were $7,279 for the three months ended March 31, 2014 and for the three months ended March 31, 2013 the expenses were $23,976, which is a 70% decrease. The decrease in our general and administrative expenses is directly related to the accounting procedures that are now in place for gaining a better control over the expenses going out while we pursue a different direction for the company.

Net Income (Loss).As a result of the factors described above, there was a net loss of ($7,279) for the three months ended March 31, 2014. Compared to a net loss of ($51,572) for the three month ended March 31, 2013.

Liquidity and Capital Resources

General. At March 31, 2014, we had cash and cash equivalents of $84,399.

Our operating activities used cash of ($4,241) and of ($23,976) for the three months ended March 31, 2014 and 2013, respectively.

Cash used in our financing activities was ($46,122) for the three months ended March 31, 2014, compared to $53,200 generated during the comparable period in 2013.
As of March 31, 2014, our current assets exceed our current liabilities.  Management believes that it current cash and cash equivalents will allow the Company to continue to operate with no further financing activities.

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

Going Concern

The Company had no revenue and a net loss of ($7,279) for the three months ended March 31, 2014.  These factors do raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term, other than the following as reported in our financial statements:

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 4T.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting
There was a change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Management determined that there was a weakness in the reporting of our bank account balances.  Management instituted a new policy to have only the Corporate Secretary manage and review all bank statements to correctly report all cash balances.

PART II – OTHER INFORMATION
ITEM 1.                          LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.                          RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended March 31, 2014.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

None.
ITEM 6.                        EXHIBITS
Exhibit No.	Description
3.1	Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.1 to the issuer's Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.2 to the issuer's Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.3	By-Laws Filed on May 9, 2012 as Exhibit 3.3 to the issuer's Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of SICHUAN LEADERS PETROCHEMICAL COMPANY for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated April 24, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Principal Executive Officer