Form 10-Q
period 2014-06-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2014-07-17
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

15500 Roosevelt Blvd. Suite 305 Clearwater, FL 33760
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

The number of shares outstanding of each of the issuer's classes of common equity as of July 16, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	30,755,000
Documents incorporated by reference: N/A

PART I – FINANCIAL INFORMATION

SICHUAN LEADERS PETROCHEMICAL COMPANY
Balance Sheets
As of June 30, 2014 (unaudited) and December 31, 2013 (audited)

US Dollars	June 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	74,747	134,762
Prepaid Expenses	2,966	4,929
Total Current Assets	77,713	139,691
Total Assets:	77,713	139,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	228	1,076
Loans from Shareholder	-	44,122
Loan from Related Party	-	2,000
Total Current Liabilities	228	47,198
Total Liabilities	228	47,198

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	307,550	307,550
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(161,499)	(146,491)
Total Stockholders' Equity	77,485	92,493

Total Liabilities and Stockholders' Equity	77,713	139,691

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
STATEMENTS OF OPERATIONS

	Six months Ended June 30		Three months Ended June 30
US Dollars	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Revenue:
Sales	-	-	-	-
Direct Costs	-	-	-	-
Total Revenue	-	-	-	-
Operating Expenses:
General and Administrative	15,008	30,209	7,728	6,239
Operations Income, Pre Tax	(15,008)	(30.209)	(7,728)	(6,239)
Tax on Continued Operations
Net Loss Continued Operations	(15,008)	(30,209)	(7,728)	(6,239)
Discontinued Operations, net of tax Note 6	-	(31,250)	-	(3,654)
Net Loss	(15,008)	(61,459)	(7,728)	(9,893)

Basic and Diluted Net (Loss) per share:
Continuing Operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued Operations	-	(0.00)	-	(0.00)
Weighted average number of shares outstanding	30,755,000	10,375,000	30,755,000	10,375,000

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statements Cash Flows
For the Six months Ended June 30

	Six months Ended June 30,
US Dollars	2014 (unaudited)	2013 (unaudited)
Cash Flows from Operating Activities:
Net Loss	(15,008)	(61,459)
Loss from Discontinued Operations	-	31,250
Loss from Continued Operations	(15,008)	(30,209)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Receivable	-	-
Accounts Payable and Accrued Expenses	(848)	200
Deposits and Prepaids	1,963	-
Net Cash Flows Used in Operating Activities: Continued Operations	(13,893)	(30,009)
Net Cash Flows Used in Operating Activities: Discontinued Operations	-	(32,873)

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets (Discontinued Operations)	-	6,022
Net Cash Flows Provided by Investing Activities	-	6,022

Cash Flows from Financing Activities:
Proceeds from Sale of Stock	-	10,000
Repayments of Loans from Related Party	(2,000)	2,000
Repayments of Loans from Shareholder	(44,122)	43,400
Net Cash Provided by Financing Activities-Continuing Operations	(46,122)	55,400

Change in Cash and Cash Equivalents:	(60,015)	(1,460)
Cash and Cash Equivalents, Beginning of Period	134,762	9,040
Cash and Cash Equivalents, End of Period	74,747	7,580

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these statements.

Sichuan Leaders Petrochemical Company
Notes to Financial Statements
June 30, 2014
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
 The Company's headquarters are located in Clearwater, Florida.  The elected year end is December 31.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six and three month periods ended June 30, 2014 and 2013; (b) the financial position at June 30, 2014; and (c) cash flows for the six month period ended June 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.  Certain account balances have been reclassified to match the 2014 presentation.

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no revenue for the second fiscal quarter and net loss of ($15,008) for the six months ended June 30, 2014.. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of June 30, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company has adopted ASC 740-10, "Definition of Settlement in FASB Interpretation No. 48", ("ASC 740-10"), which was issued on May 2, 2007, and updated on November 5, 2012.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share
In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings
(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At June 30, 2014 and June 30, 2013 there were no potentially dilutive securities.

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

Accounts Receivable, Trade
The Company followed ASC 310-10, "Receivables". Our sales offerings were customer specific and required an initial deposit ranging between 35 and 50% at time of contract signing.  Accounts receivable were balances due from customers upon completion of the design, construction, and installation of our products.  These trade accounts receivable had a contractual maturity of one year or less. Receivables were determined to be past due based on payment terms of original invoices.  We do not typically charge interest on past due receivables
An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. Based on management's review of accounts receivable no allowance for doubtful accounts was considered necessary at June 30, 2014 and 2013. An account determined to be fully non-collectable is expensed as bad debt using the direct write off method in the period determined noncollectable.  The bad debt expense was $0 for the second quarter ended June 30, 2014.

Recent Accounting Pronouncements
The Company had no new accounting standards that had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

NOTE 3.                          RELATED PARTY TRANSACTIONS
For the period ended June 30, 2014, the Company paid back a loan in the amount of $44,122 to the majority shareholder Andy Fan.  During the year ended December 31, 2013, the Company had a related party transaction from AF Ocean Investment Management Company in the amount of $2,000. On February 13, 2014 this loan was paid in full.  Commencing on June 1, 2014 the company entered into a one year agreement with AF Ocean Investment Management Company to provide management services to Sichuan Leaders Petrochemical Company. The company will pay AF Ocean Investment Management Company $6,350 per month for the following. The Service Provider "AF Ocean Investment Management Company" or any of its Affiliates shall provide the Company with such management and accounting related services as the board of directors of the Company (the "Board") may reasonably request from time to time, including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing the website, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables (collectively, the "Services"). The Company shall use the Services of the Service Provider or any of its Affiliates and the Service Provider shall make itself or any of its Affiliates available for the performance of the Services upon reasonable notice. The Service Provider or any of its Affiliates, as applicable, shall perform the Services at the times and places reasonably requested by the Board to meet the needs and requirements of the Company, taking into account other engagements that the Service Provider and its Affiliates may have.

NOTE 4.                          PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

US Dollars
	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Property and equipment	-	-
Less accumulated depreciation	-	-
Property and equipment, net	-	-

Assets are depreciated over their useful lives when placed in service.  Depreciation expense  for the 6 months ended June 30, 2014 was $0 as compared to $608 for the quarter ended June 30, 2013.  During the 6 months ended June 30, 2013, the Company sold some of the equipment formally used in the production of revenues.  The proceeds from the sale of equipment totaled $6,022.  The rest of the equipment was donated to various charities.

NOTE 5.                          INCOME TAXES
As of June 30, 2014 and June 30, 2013 , the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

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

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	Six Months Ended June 30		Three Months Ended June 30
US Dollars	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Discontinued Revenues	-	-	-	-
Discontinued Expenses	-	(34,345)	-	(6,749)
Discontinued Income, Pre Tax	-	(34,345)	-	(6,749)
Gain on Disposal of Operations, Pre Tax	-	3,095	-	3,095
Tax	-	-	-	-
Total Discontinued Operations, Net of Tax	-	(31,250)	-	(3,654)

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

Leases And Facility
The Company has contractual obligations with AF Ocean Investment Management Company, of which a portion of the $6,350 monthly fee goes towards AF Ocean's rent expense..

Legal Matters
From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8.                          STOCKHOLDERS' EQUITY

No shares were issued during the six months ended June 30, 2014.

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

NOTE 9.                          SUBSEQUENT EVENTS

As of July 17, 2014 the company  officially moved their office from Sarasota, FL to Clearwater, FL  The office space is rented by AF Ocean Investment Management Company, and Sichuan Leaders Petrochemical Company pays a monthly management fee to AF Ocean for services provided which includes the company's rent.

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

General
Sichuan Leaders Petrochemical Company (SLPC), formally known as Quality Wallbeds, Inc., was an operating company that provided quality space saving custom home furniture and closet organizing systems to the general public. During our fourteen  (14) years of operations we had both profits and losses in prior years.
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
Employees

As of June 30, 2014, we have no paid employees. This includes the one (1) officer and director  .

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

Results of Operations

The following table provides a comparison of our summary of operations for the three and six months ended June 30, 2014 and 2013.
Table 2.0 Summary of Results of Operations

For the Three months ended
Period ended:	Revenue		Expenses	Net Income (Loss)
June 30, 2014		$-	$(7,728)	$(7,728)
June 30, 2013	$		$(9,893)	$(9,893)

For the Six months ended
Period ended:	Revenue	Expenses	Net Income (Loss)
June 30, 2014	$-	$(15,008)	$(15,008)
June 30, 2013	$-	$(61,459)	$(61,459)

Discontinued Operations

As of May 21, 2013, the Company discontinued the Florida wall bed operations. To facilitate this action, the Board voted to dispose of the Company assets related to the retail operation of the wall bed products. This action was approved by Shareholders representing 87% of the shares issued and outstanding.

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

Results of Operations and Discontinued Operations for the Six months Ended June 30, 2014 and 2013

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Results of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013	%Change
Sales	$-	$-	-
Cost of Sales	$-	$-	-
General and Administrative Expense	$7,728	$6,239	24%
Loss from Operations	$(7,728)	$(6,239)	24%
Loss from Discontinued Operations	$-	$(3,654)	100%
Net Loss	$(7,728)	$(9,893)	22%
Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Revenue from Operations
For the three months ended June 30, 2014, and June 30, 2013, the total sales were $0.

Operating Expenses
During the three months ended June 30, 2014, as compared to 2013 operating expenses were $7,728 and $6,239 which consist of those expenses related to the current operations of the Company.

Net Income (Loss)
As a result of the factors described above, there was a net loss of ($7,728) and ($9,893) for the three months ended June 30, 2014, and 2013 respectively. Management believes that the loss is directly attributable to the change in direction of the Company and the discontinued operations. Net losses for the three months ended June 30, 2013, include those expenses related to discontinued operations of the retail wall bed store in 2013. During the three months ended June 30, 2014, and 2013 losses on discontinued operations expenses totaling $0 and $3,654, respectively, consist of those expenses net of gain on disposal of discontinued operations related to discontinued operations of the retail wall bed store (see Note 6).

Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six months Ended June 30,
US Dollars	2014	2013	%Change
Sales	$-	$-
Cost of Sales	$-	$-
General and Administrative Expense	$15,008	$30,209	(50%)
Loss from Operations	$(15,008)	$(30,209)	50%
Loss from Discontinued Operations	$-	$(31,250)	100%
Net Loss	$(15,008)	$(61,459)	76%
Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	-

Revenue from Operations.
For the six months ended June 30, 2014, and June 30, 2013, the total sales were $0.

Operating Expenses
During the six months ended June 30, 2014, as compared to 2013 operating expenses were $15,008 and $30,209 which consist of those expenses related to the current operations of the Company. The $6,350 per month increase in our general and administrative expenses is directly related to the services provided by the management company to facilitate our daily operations, while pursuing a different direction.

Net Income (Loss)
As a result of the factors described above, there was a net loss of ($15,008) and ($61,459) for the six months ended June 30, 2014, and 2013 respectively. Management believes that the loss is directly attributable to the change in direction of the Company and the discontinued operations.

Liquidity and Capital Resources

General. At June 30, 2014, we had cash and cash equivalents of $74,747.

Our operating activities used cash of ($13,893) and of ($30,009) for the six months ended June 30, 2014 and 2013, respectively.

Cash used in our financing activities was ($46,122) for the six months ended June 30, 2014, compared to $55,400 generated during the comparable period in 2013.
As of June 30, 2014, our current assets exceed our current liabilities.  Management believes that it current cash and cash equivalents will allow the Company to continue to operate with no further financing activities.

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

Going Concern

The Company had no revenue and a net loss of ($15,008) for the six months ended June 30, 2014.  These factors do raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting.  that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. .

PART II – OTHER INFORMATION

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended June 30, 2014.

ITEM 6                  EXHIBITS
Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation Filed on May 9, 2012 as Exhibit 3.2 to the issuer's Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
3.2	By-Laws Filed on May 9, 2012 as Exhibit 3.3 to the issuer's Registration Statement on Form S-1 (File No. 333-181276) and incorporated herein by reference.
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
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of SICHUAN LEADERS PETROCHEMICAL COMPANY for the quarter ended June 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated July 16, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Principal Executive Officer