Form 10-Q
period 2014-09-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2014-11-06
CIK 1547355

Quick Link to Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares outstanding of each of the issuer's classes of common equity as of November 5, 2014 is as follows:

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
Item 4.  Controls and Procedures
Part II – Other Information
Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Mine Safety Disclosures
Item 5.  Other information
Item 6.  Exhibits
Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

SICHUAN LEADERS PETROCHEMICAL COMPANY
CONDENSED BALANCE SHEETS
(All Amounts Shown in US Dollars)

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	52,117	134,762
Prepaid Expenses	1,858	4,929
Total Current Assets	53,975	139,691

Total Assets:	53,975	139,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	6,550	1,076
Loans from Shareholder	-	44,122
Loan from Related Party	-	2,000
Total Current Liabilities	6,550	47,198

Total Liabilities	6,550	47,198

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	307,550	307,550
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(191,559)	(146,491)
Total Stockholders' Equity	47,425	92,493

Total Liabilities and Stockholders' Equity	53,975	139,691

The accompanying notes are an integral part of these condensed unaudited financial statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(All Amounts Shown in US Dollars)

	Nine months Ended September 30,		Three months Ended September 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)

Revenue:	-	-	-	-

Operating Expenses:
General and Administrative – related party	25,400	-	19,050	-
General and Administrative	19,668	39,315	11,010	9,105
Operations Loss, Pre Tax	(45,068)	(39,315)	(30,060)	(9,105)

Tax on Continued Operations	-	-	-	-

Net Loss Continued Operations	(45,068)	(39,315)	(30,060)	(9,105)

Discontinued Operations, net of tax Note 6	-	(31,250)	-	-

Net Loss	(45,068)	(70,565)	(30,060)	(9,105)

Basic and Diluted Net (Loss) per share:
Continuing Operations	(0.00)*	(0.00)*	(0.00)*	(0.00)*
Discontinued Operations	-	(0.00)*	-	-

Total	(0.00)*	(0.00)*	(0.00)*	(0.00)*

Weighted average number of shares outstanding; Basic and Diluted	30,755,000	13,311,081	30,755,000	6,443,407

 '* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

Quick Link to Table of Contents

SICHUAN LEADERS PETROCHEMICAL COMPANY
 CONDENSED STATEMENTS CASH FLOWS
(All Amounts Shown in US Dollars)

	Nine months Ended September 30,
	2014 (unaudited)	2013 (unaudited)
Cash Flows from Operating Activities:
Net Loss	(45,068)	(70,565)
Loss from Discontinued Operations	-	31,250
Loss from Continued Operations	(45,068)	(39,315)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Prepaid Expenses	3,071	-
Accounts Payable	5,474	600
Net Cash Flows Used in Operating Activities: Continued Operations	(36,523)	(38,715)
Net Cash Flows Used in Operating Activities: Discontinued Operations	-	(26,910)

Cash Flows from Financing Activities:
Issuance of Common Stock	-	178,100
Loans from (repaid to) Related Party	(2,000)	2,000
Loans from (repaid to) Shareholder	(44,122)	25,300
Net Cash Provided by Financing Activities-Continuing Operations	(46,122)	205,400

Change in Cash and Cash Equivalents:	(82,645)	139,775

Cash and Cash Equivalents, Beginning of Period	134,762	9,040

Cash and Cash Equivalents, End of Period	52,117	148,815

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Quick Link to Table of Contents

Sichuan Leaders Petrochemical Company
Notes to Condensed Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

NOTE 1.                           NATURE OF BUSINESS

Organization
Sichuan Leaders Petrochemical Company ("SLPC" or the "Company") was incorporated under the name Quality WallBeds, Inc. on June 29, 2000 in the state of Florida. The Company was a furniture retailer specializing in the design, construction, and installation of wall beds, closets and shelving.  The Company had a single retail location in Saint Petersburg, Florida.  The Company discontinued the Florida wall bed operations on May 21, 2013.
In December 2012, the Company changed its name in anticipation of new business opportunities.  SLPC is exploring various opportunities within the petrochemical field in China and Southeast Asia to determine the best strategic business direction of the company.
 The Company's headquarters are located in Clearwater, Florida.

NOTE 2.                          GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no ongoing business or other source of income and incurred a net loss of ($45,068) for the nine months ended September 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company is currently evaluating acquisitions and other business opportunities. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  No assurance can be given that the Company will be successful in these efforts.

NOTE 3.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. In the opinion of management there have been no changes to the Company's significant accounting policies, referred to in the audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine and three month periods ended September 30, 2014 and 2013; (b) the financial position at September 30, 2014; and (c) cash flows for the nine month period ended September 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.  Certain account balances have been reclassified to match the 2014 presentation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Quick Link to Table of Contents
Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.   Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2014 and December 31, 2013 the Company's deposits with this bank did not exceed the amount of insurance provided on such deposits.

Fair Value of Financial Instruments
FASB ASC 820-10 "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Currently there are no assets that are required to be fair valued.
The Company's financial instruments consist principally of cash, prepaid expenses and accounts payable. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

Quick Link to Table of Contents

Impairment of Long-Lived Assets
FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The Company owned no long-lived assets as of September 30, 2014 or December 31, 2013.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
The Company accounts for taxes in accordance with ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation
The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding during the three and nine months period ended September 30, 2014 or 2013.

Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the three and nine months ended September 30, 2014 and 2013.

Quick Link to Table of Contents
Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

NOTE 4.                          RELATED PARTY TRANSACTIONS

For the nine month period ended September 30, 2014, the Company paid back on February 13, 2014  a loan in the amount of $44,122 to the majority shareholder. During the year ended December 31, 2013, the Company received a related party loan from AF Ocean Investment Management Company in the amount of $2,000. On February 13, 2014 this loan was paid in full. Commencing on June 1, 2014 the Company entered into a one year agreement with AF Ocean Investment Management Company ("the Service Provider") to provide management services to the Company. Both AF Ocean Investment Management Company and Sichuan Leaders Petrochemical Company share the same Chief Executive Officer and controlling shareholder. The Company pays the Service Provider $6,350 per month for the following. The Service Provider or any of its Affiliates shall provide the Company with such management and accounting related services as the board of directors of the Company (the "Board") may reasonably request from time to time, including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing the website, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables (collectively, the "Services"). The Company shall use the Services of the Service Provider or any of its Affiliates and the Service Provider shall make itself or any of its Affiliates available for the performance of the Services upon reasonable notice. The Service Provider or any of its Affiliates, as applicable, shall perform the Services at the times and places reasonably requested by the Board to meet the needs and requirements of the Company, taking into account other engagements that the Service Provider and its Affiliates may have.

NOTE 5.                          INCOME TAXES
As of September 30, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

NOTE 6.                          DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On May 21, 2013, the Company discontinued the Florida wall bed operations and disposed of the Company assets directly related to those operations.

The Board believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.

The Board believes the Company should pursue the opportunities in Asia to acquire companies in the wholesale and resale of the automotive oil industry and other opportunities in the petrochemical field.  To facilitate this action, the Board voted to dispose of the Company assets related to the retail operation of the wall bed products.  This action was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	Nine months Ended September 30		Three months Ended September 30
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Discontinued Revenues	-	-	-	-
Discontinued Expenses	-	(34,345)	-	-
Discontinued Income, Pre Tax	-	(34,345)	-	-
Gain on Disposal of Operations, Pre Tax	-	3,095	-	-
Tax	-	-	-	-
Total Discontinued Operations, Net of Tax	-	(31,250)	-	-

Quick Link to Table of Contents

NOTE 7.                          COMMITMENTS AND CONTINGENCIES

Related Party
The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  However there is no written commitment to this effect.

During the nine month period ended September 30, 2014, the company entered into a one year agreement with AF Ocean Investment Management Company to provide management services to the Company. The Company pays AF Ocean Investment Management Company $6,350 per month.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company does not have employment contracts with its key employees, including the officers of the Company.

Leases And Facility
On July 17, 2014 the company moved their office from Sarasota, FL to Clearwater, FL  The office space is rented by the Service Provider, and the Company pays a monthly management fee to them for services provided which includes the company's rent.

Legal Matters
From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8.                          STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 5,000,000,000 share of common stock with a par value of $0.01.

No shares were issued during the nine month period ended September 30, 2014.

There were 30,755,000 shares of common stock issued and outstanding as of September 30, 2014.

Stock Options and Warrants

The Company had no options or warrants issued or outstanding during the three and nine month period ended September 30, 3014 and 2013.

NOTE 9.                          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure of this report, noting none.

Quick Link to Table of Contents

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

General
Sichuan Leaders Petrochemical Company, formally known as Quality Wallbeds, Inc., was an operating company that provided quality space saving custom home furniture and closet organizing systems to the general public. During our fourteen (14) years of operations we had both profits and losses in prior years.
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
Employees

As of September 30, 2014, we have no paid employees. This includes the one (1) officer and director.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.  We use historical data to assist in the forecast of our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

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

Quick Link to Table of Contents
Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Results of Operations

The following table provides a comparison of our summary of operations for the three and nine months ended September 30, 2014 and 2013.

Table 2.0 Summary of Results of Operations

For the Three months ended
Period ended:	Revenue	Expenses	Net Income (Loss)
September 30, 2014	$-	$(30,060)	$(30,060)
September 30, 2013	$-	$(9,105)	$(9,105)

For the Nine months ended
Period ended:	Revenue	Expenses	Net Income (Loss)
September 30, 2014	$-	$(45,068)	$(45,068)
September 30, 2013 – continuing operations	$-	$(39,315	$(39,315)
September 30, 2013 – discontinued operations	$-	$(31,250)	$(31,250)
September 30, 2013 – total	$-	$(70,565)	$(70,565)

Quick Link to Table of Contents

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

Results of Operations and Discontinued Operations for the Nine months Ended September 30, 2014 and 2013

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three months Ended September 30,
	2014	2013	%Change
Revenue	$-	$-	-
General and Administrative Expense – related party	19,050	-	100%
General and Administrative Expense	11,010	9,105	(21%)
Loss from Operations	(30,060)	(9,105)	(230%)
Loss from Discontinued Operations	-	-	-
Net Loss	$(30,060)	$(9,105)	(230%)

Revenue from Operations
For the three months ended September 30, 2014, and September 30, 2013, the total sales were $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

Operating Expenses
For the three months ended September 30, 2014, and September 30, 2013, operating expenses were $30,060 and $9,105, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses between the two periods primarily relates to the $19,050 management charges paid to the Service Provider during the three months ended September 30, 2014 that were not payable during the three months ended September 30, 2013.

Net Income (Loss)
As a result of the factors described above, there was a net loss of ($30,060) and ($9,105) for the three months ended September 30, 2014, and 2013 respectively.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine months Ended September 30,
US Dollars	2014	2013	%Change
Revenue	$-	$-	-

General and Administrative Expense – Related Party	25,400	-	100%
General and Administrative Expenses	19,668	-	100%
General and Administrative Expense- continuing operations	45,068	39,315	36%
Loss from Operations – continuing operations	(45,068)	(39,315)	215%
Loss from Discontinued Operations	-	(31,250)	100%
Net Loss	$(45,068)	$(70,565)	36%

Revenue from Operations.
For the nine month period ended September 30, 2014, and September 30, 2013, the total sales were $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

Operating Expenses – Continuing operations
For the nine month period ended September 30, 2014, and September 30, 2013, operating expenses reflected in  continuing operations were $45,068 and $39,315, respectively which consist of those expenses related to the current operations of the Company.

Quick Link to Table of Contents
Operating Expenses – Discontinued operations

During the nine months ended September 30, 2013, we incurred losses of $34,345 relating to our discontinued Florida wall bed operations which were partially offset by a $3,095 by a gain on the disposal of the operation.

Net Income (Loss)
As a result of the factors described above, there was a net loss of ($45,068) and ($70,565) for the nine month period ended September 30, 2014, and 2013 respectively.

Liquidity and Capital Resources

General.
At September 30, 2014, we had cash and cash equivalents of $52,117 and our current assets exceeded our current liabilities by $47,425. This is not sufficient to meet our operating expenses for the next twelve months or to fund our new business plan to explore petrochemical opportunities in Asia. Consequently, the Company is dependent on raising additional debt or equity to meet its goals. There is no guarantee that it will be successful in raising the funding necessary to meet its objectives.

In the event we are unable to generate sufficient funds to continue our business efforts or if the Company is pursued by a larger company for a business combination we will analyze all strategies to continue the Company's operations and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

Operating activities

Our continuing operating activities used cash of ($36,523) and of ($38,715) for the nine months ended September 30, 2014 and 2013, respectively. We used a further ($26,910) in discontinued operating activities during the nine months ended September 30, 2013.

Investing Activities

We neither generated nor used funds in continuing investing activities during the nine months ended September 30, 2014 or 2013.
Financing activities

Cash used in our financing activities was ($46,122) for the nine months ended September 30, 2014, compared to $205,400 generated during the comparable period in 2013. During the nine months ended September 30, 2014 we repaid loans to a shareholder of $44,122 and loans from a related party of $2,000. By comparison during the nine months ended September 30, 2013 we raised $178,100 from sales of shares of common stock, $25,300 by way of loans from a shareholder and $2,000 by way of loan from a related party.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Quick Link to Table of Contents
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended September 30, 2014, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three months ended September 30, 2014.

ITEM 3.                            DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended September 30, 2014.

ITEM 4.                            MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.                            OTHER INFORMATION

None.

ITEM 6.                              EXHIBITS

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
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of SICHUAN LEADERS PETROCHEMICAL COMPANY for the quarter ended September 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

Quick Link to Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated November 6, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Principal Executive Officer