Form 10-K
period 2014-12-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2015-03-20
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________

Commission File Number 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification Number)

15500 Roosevelt Blvd. Suite 305 Clearwater, FL 33760
(Address of principal executive offices) (Zip code)

(941) 907-6889
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

On June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, 3,424,980 shares of its common stock (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. Because there is no "established trading market" for the registrant's common stock, these shares have been arbitrarily valued at par value of $0.01 per share, and the aggregate market value of such shares at such date was $34,250.

As of March 18, 2015, there were 30,755,000 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Properties" but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•	our ability to raise capital;

•	our ability to identify suitable acquisition targets;

•	our ability to successfully execute acquisitions on favorable terms;

•	declines in general economic conditions in the markets where we may compete;

•	unknown environmental liabilities associated with any companies we may acquire; and

•	significant competition in the markets where we may operate.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.                          BUSINESS
Our History
Sichuan Leaders Petrochemical Company ("we," "us," "our" or the "Company"), formally known as Quality Wallbeds, Inc., was incorporated under the laws of the State of Florida on June 29, 2000. From our inception through May 2013, we provided quality space saving custom home furniture and closet organizing systems to the general public. We offered our services to people and companies needing assistance in the organization of their living/work space. In May 2013, our Board of Directors (the "Board") determined that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of our shareholders to consider alternative corporate strategies to generate new business revenue for the Company. The Board proposed that we pursue opportunities in Asia to acquire companies in the wholesale and resale of products in the automotive oil industry. To facilitate this action, the Board voted to dispose of all of our assets related to the retail operation of the wall bed products. This action was approved on May 21, 2013 by shareholders representing 87% of our issued and outstanding shares of common stock.

Our Business

Since May 2013, we have been exploring various opportunities within the petrochemical field for the acquisition of companies in Asia that are wholesalers or retailers of petrochemical products for the automotive industry. Management has sought to acquire companies through mergers and acquisitions or in the alternative to acquire the rights to distribute products throughout the People's Republic of China and Southeast Asia. Management has determined that the opportunities in the petrochemical field in Asia have declined in recent years. Management believes the change in our strategic business direction will be more difficult and will take longer to complete any acquisitions and generate future cash flows. Accordingly, we have expanded our business plan to include mergers and acquisitions of non-petrochemical companies in Asia and the United States.

Current management believes a change in our business model would have no direct impact on our revenues. The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services. We currently have no operations with which to raise cash. Our only source for cash at this time is investments by our current sole officer and director, and outside investment in the Company. Any change in our strategic business direction may take years to complete and future cash flows, if any, are impossible to predict at this time.
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
We engaged AF Ocean Investment Management Company (the "Service Provider"), effective June 1, 2014, to provide us management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing our website, processing payables to us and providing us with our current office space. The agreement with the Service Provider is for an initial term of one year, and automatically renews for another year unless we provide written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. We pay the Service Provider a management fee of $6,350 per month.
During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission ("SEC") and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; maintaining our good standing as a corporation in our state of organization; and payment of the $6,350 monthly management fee. We anticipate that these funds will be provided to us in the form of loans from our present sole officer and director. However, there are no written agreements requiring our officer and director to provide these cash resources.

Principal Products and Their Markets
We currently have no business operations and produce no products or provide any services.
Products Distribution Methods
We currently have no business operations and produce no products or provide any services.
Status of any Publicly Announced New Product or Service
We currently have no business operations and produce no products or provide any services.
Competitive Business Conditions
Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the lack of any substantive operations by the Company.
Sources and Availability of Raw Materials and Names of Principal Suppliers
Because we currently have no business operations and produce no products or provide any services, we do not use any raw materials nor have any suppliers at this time.
Dependence on One or a Few Customers
Because we currently have no business operations and produce no products or provide any services, we do not have any customers at this time.
Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts
At the present time, we own the domain name www.slpc1.com. We have not registered the "Sichuan Leaders Petrochemical Company" mark used by our business as a trade name in Florida or any state or the United States Patent and Trademark Office.
Need for Government Approval of Principal Products or Services
Because we currently have no business operations and produce no products or provide any services, we are not presently subject to any governmental regulation in this regard.
Effect of Existing or Probable Governmental Regulations on the Business
Exchange Act Reporting Requirements
We are subject to the reporting requirements of Section 13 of the Exchange Act, and the disclosure requirements of Regulation S-K. However, as a "smaller reporting company," we are permitted to omit certain disclosures or provide less disclosure regarding certain information required to be disclosed under Regulation S-K as compared to companies that are not a "smaller reporting company."
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.
Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company's shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten days prior to the date that definitive copies of this information are forwarded to the Company's shareholders.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be significantly higher than they would be if we were a privately-held company.
Sarbanes-Oxley Act
We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; auditor attestation to management's conclusions about internal controls (this is not applicable to "non-accelerated filers" and "smaller reporting companies"); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.
Foreign Corrupt Practices Act
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
State and Local Regulations
There's no state or local regulations that require us to obtain a special business license for our business, however the City of Sarasota requires us to maintain a yearly business license and the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker's Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.
Research and Development During Our Last Two Fiscal Years
We did not spend any money on research and development during each of the last two fiscal years.
Cost and Effects of Compliance with Environmental Laws
Because we currently have no business operations and produce no products or provide any services, we are not subject to environmental laws in any material manner.
Number of Total Employees and Number of Full Time Employees
We have no employees.
ITEM 1A.                          RISK FACTORS
We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to the requirements under Form 10-K.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

On July 17, 2014, we moved our corporate office from Sarasota, Florida to 1,616 sq. ft. of office space located at 15500 Roosevelt Boulevard, Suite 305, Clearwater, Florida 33760 ("Suite 305"). The Service Provider entered into a lease with AA Shuluga Rental for Suite 305, and we share Suite 305 with the Service Provider and ChinAmerica Andy Movie Entertainment Media Co. The Service Provider's lease for Suite 305 is for a term of one year commencing July 1, 2014, and the monthly rent is $2,020. We did not enter into a sub-lease with the Service Provider for use of Suite 305. Instead, our use of Suite 305 is included as part of the services provided by the Service Provider. We consider our current office space arrangement adequate and will reassess our needs based upon our future growth.

ITEM 3.                          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the OTCQB marketplace under the symbol "SLPC." Prior to June 5, 2014, our common stock was not traded. Since then, there have been very few trades and there currently is no "established trading market" for our shares of common stock. Management does not expect any established trading market to develop in our shares of common stock unless and until we complete an acquisition or merger and/or we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained.
The limited nature of the trading market can create the potential for significant changes in the trading price for our common stock as a result of relatively minor changes in the supply and demand for shares and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the below periods were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for our common stock.
The following table sets forth the high and low bid prices of our common stock for the periods noted. These bid prices were obtained from OTC Markets Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$--	$--
Second Quarter	$0.15	$0.00
Third Quarter	$0.15	$0.05
Fourth Quarter	$0.05	$0.05

The SEC generally defines what is referred to as "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.
Holders
As of the close of business on March 16, 2015, there were approximately 36 holders of record of our common stock.

Dividends
We have not declared any cash dividends on our common stock during our two most recent fiscal years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of the Board. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of Directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We did not sell any unregistered common stock or other equity securities during the fiscal year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month within the fourth quarter of our fiscal year ended December 31, 2014.

ITEM 6.                          SELECTED FINANCIAL DATA

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this annual report.

Overview

We were incorporated in the State of Florida on June 29, 2000 under the name Quality Wallbeds, Inc. In December 2012, we changed our name in anticipation of new business opportunities. From our inception through May 2013, we provided quality space saving custom home furniture and closet organizing systems to the general public. We discontinued our wall bed operations on May 21, 2013.

We are exploring various opportunities, including the petrochemical field, to determine our best strategic business direction. Since the change in the business model, current management has seen a direct impact on our revenues. Future cash flows, if any, are impossible to predict at this time. We may raise cash from sources other than our operations. Our only other source for cash at this time is investments by others in the Company or our sole director and executive officer, Andy Z. Fan. Any change in our strategic business direction may take years to complete and future cash flows, if any, are impossible to predict at this time.

Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2014 and 2013.

	For the Years Ended December 31,
	2014	2013	%Change
Revenue:	$-	$-	0%
General and Administrative Expense	$69,364	$48,906	42%
Income (Loss) from Operations	$(69,364)	$(48,906)	(42)%
Income (Loss) from Discontinued Operations	$-	$(31,250)	100%
Net Income (Loss)	$(69,364)	$(80,156)	13%
Income (Loss) per Share: Basic and Diluted	$(0.00)	$(0.00)	-

Discontinued Operations

As of May 21, 2013, we discontinued the Florida wall bed operations. To facilitate this action, the Board voted to dispose of our assets related to the retail operation of the wall bed products. This action was approved by shareholders representing 87% of the shares issued and outstanding. The Board believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue. The Board believes we can explore various opportunities within the petrochemical field to determine the best strategic business direction for the Company.

Revenue from Operations

For the fiscal year ended December 31, 2014, there was no revenue due to the discontinued operations of the wall bed operations the previous year and the change in direction for the Company. We had been exploring various opportunities within the petrochemical field and management has determined that the opportunities in the petrochemical field in Asia have declined in recent years. Management believes the change in the strategic business direction of the Company will be more difficult and will take longer to complete any acquisitions. We have had no additional income in our continuing operations.

Operating Expenses – Continuing operations

During the fiscal year ended December 31, 2014, operating expenses of $69,364 consist of those expenses related to the current operations of the Company.

Net Income (Loss)

As a result of the factors described above, we show a net loss of ($69,364) for the fiscal year ended December 31, 2014. Management believes the loss from operations is related to the companies change in direction and the expenses related to the current operations of the Company.

Liquidity and Capital Resources

General

At December 31, 2014, we had cash and cash equivalents of $23,092. We have historically met our cash needs through cash flows from operating activities, which have discontinued. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans during the current fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

In the event we are unable to generate sufficient funds to continue our business efforts or if we are pursued by a larger company for a business combination, we will analyze all strategies to continue the Company and maintain or increase shareholder value. Under these circumstances, we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value. Management believes its responsibility to maintain shareholder value is of paramount importance, which means we should consider the aforementioned alternatives in the event funding is not available on favorable terms to us when needed.

Operating activities

Our continuing operating activities used cash of ($65,548) and of ($52,759) for the fiscal years ended December 31, 2014 and 2013, respectively. We used a further ($26,919) in discontinued operating activities during the fiscal year ended December 31, 2013.

Investing Activities

We neither generated nor used funds in continuing investing activities during the fiscal years ended December 31, 2014 or 2013.

Financing activities

Net cash generated in our financing activities was ($46,122) for the fiscal year ended December 31, 2014, compared to $205,400 for the fiscal year ended December 31, 2013. We repaid an officer loan of $44,122 on February 19, 2014 and repaid a related party loan in the amount of $2,000 on February 13, 2014.
As of December 31, 2014, our current liabilities exceeded our current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($69,364) for the fiscal year ended December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

We are currently evaluating acquisitions and other business opportunities. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. No assurance can be given that we will be successful in these efforts.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles of the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management. The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our financial statements.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and for the fiscal years ended December 31, 2014 and 2013 are included beginning on Page F-1 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

On January 14, 2015, the Board approved the dismissal of Cutler & Co., LLC ("Cutler") as our independent registered public accounting firm and re-engagement of our previously engaged independent registered public accounting firm, DKM Certified Public Accountants ("DKM"). The dismissal of Cutler was not due to any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its review of the financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014. For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on January 16, 2015.

On October 2, 2014, the Board approved the dismissal of DKM as our independent registered public accounting firm and engagement of Cutler as our new independent registered public accounting firm. The dismissal of DKM was not due to any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports. For more information regarding our change in accountants, see our Current Report on Form 8-K dated October 2, 2014 and filed with the SEC on October 8, 2014.

On January 10, 2013, the Board approved the engagement of DKM as our new independent registered public accounting firm. Our prior independent registered public accounting firm, Peter Messineo, CPA, declined to stand for re-election as it was merged into DKM. For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on January 14, 2013.

ITEM 9A.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the Board regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; and (ii) a lack of segregation of duties within accounting functions. Based on this evaluation, our management concluded that as of December 31, 2014, we did not maintain effective internal control over financial reporting.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2014 but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and age of our sole director and executive officer. Our By-Laws provide for not less than one and not more than fifteen directors. Directors are elected annually by the shareholders to serve until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

Name	Age	Position
Andy Z. Fan	50	Chairman of the Board, President, Treasurer, Chief Executive Office Chief Financial Officer

Background and of Directors and Executive Officers

Andy Z. Fan was appointed as a director and Chairman of the Board on December 15, 2012. He was subsequently appointed as Chief Financial Officer and Treasurer on August 7, 2013 and Chief Executive Officer and President on October 21, 2013. Mr. Fan is a prominent Chinese-American businessman with outstanding connections within the Chinese government, long standing relationships with the Chinese media and a strong following in China where he has appeared in various forms of media. He once served as the interpreter for China's Head of State - Prime Minister Li Peng in 1987, was awarded a full scholarship thereafter for graduate study in the U.S., where he was introduced to former U.S. President William Clinton by the University President and subsequently served as former President Clinton's Chinese interpreter.

Mr. Fan has written 15 books since 2004, including one describing his experience serving as President Clinton's Chinese interpreter titled "Clinton and My Life," which became the No. 1 best seller in China in June 2011. His 15 books are popular in China and have made him a well-respected and sought-after public speaker, as well as a frequent guest on Chinese television programs. He has also been featured in numerous Chinese magazines, including "Chinese Business Leader," "China Celebrity," "China Private Capital," "World Chinese Businessman," "Discovery," "Commerce" and "The View," among others. Due to his achievements and notoriety in China, he has been invited as the guest of honor and/or speaker by many prominent organizations, such as being invited to the Nobel Laureates Beijing Forum and Forbes China City Investment Forum in 2006. In 2009, in celebration of the 60th anniversary of the founding of the People's Republic of China, Mr. Fan was chosen to be one of "China's 60 Role Models in 60 Years," and his portrait was printed on a Chinese Postage Stamp that same year.Other Directorships

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

Mr. Fan is currently the sole director and executive officer of AF Ocean Investment Management Company. Its common stock is quoted on the OTCQB marketplace under the symbol "AFAN."

Mr. Fan is currently the sole director and executive officer of ChinAmerica Andy Movie Entertainment Media Co. Its common stock is quoted on the OTCQB marketplace under the symbol "CAME."

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to Mr. Fan: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2014, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely

None

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. In addition to the Code of Business Conduct and Ethics, our principal executive officer, principal financial officer and principal accounting officer are also subject to written policies and standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the SEC and in other public communications made by us; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code.
We have posted the text of our Code of Business Conduct and Ethics on our Internet website, www.slpc1.com. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics, if any, on our above Internet website within four business days following the date of such amendment or waiver.

Corporate Governance

Nominating Committee

We have neither a nominating committee for persons to be proposed as directors for election to the Board nor a formal method or procedures for shareholders to recommend nominees to the Board, because we have limited operations and have only one director. We also do not have any restrictions on shareholder nominations under our articles of incorporation or by-laws. Our sole director, who is also our sole executive officer and the beneficial owner of approximately 89% of our issued and outstanding common shares, is able to effectively manage the issues typically considered by a nominating committee. If we do establish a nominating committee or adopt procedures by which shareholders may recommend nominees to the Board, we will disclose this change to our procedures in recommending nominees to the Board.

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only one director. Our sole director, Andy Z. Fan, functions as and performs the duties and responsibilities typically carried out separately by an audit committee: such as recommending a firm of independent certified public accountants to audit the financial statements, reviewing the auditors' independence, the financial statements and their audit report, and reviewing management's administration of the system of internal accounting controls. We do not have a written audit committee charter or similar document.

We do not have an "audit committee financial expert." We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

ITEM 11.                          EXECUTIVE COMPENSATION

Executive Officer Compensation

During the fiscal years ended December 31, 2014 and 2013, we did not pay any compensation (cash, equity, incentive, deferred or otherwise) to our executive officers or enter into any verbal or written agreement to pay such compensation. Cash compensation amounts will be determined in the future based on the availability of funds, services to be rendered and time devoted to our business. Other elements of compensation, if any, will be determined at that time or at other times in the future.
Outstanding Equity Awards at Fiscal Year-End
No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2014, although we may choose to adopt a plan for equity awards in the future.
Director Compensation
We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our sole director for his services in that capacity during the fiscal year ended December 31, 2014, although we may choose to adopt a policy in the future.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 16, 2015 by: (1) each director; (2) each named executive officer; (3) all of our director and executive officers as a group, and (4) each shareholder identified as beneficially owning greater than 5% of our outstanding shares of common stock.  Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power. To our knowledge, none of the shares reported below are pledged as security.

The percentage of outstanding common shares has been calculated based upon 30,755,000 shares of common stock outstanding on March 16, 2015. There are no stock options, warrants and/or other convertible or exercisable securities outstanding as of March 16, 2015.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Z. Fan 15500 Roosevelt Blvd., Ste 305 Clearwater, FL 33760	27,330,020	88.86%

All directors and executive officers as a group (1 person)	27,330,020	88.86%

ITEM 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

Transactions with Related Persons

Except as described below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the last two fiscal years in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Effective June 1, 2014, we engaged the Service Provider (AF Ocean Investment Management Company) to provide us management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing our website, processing payables to us and providing us with our current office space. The agreement with the Service Provider is for an initial term of one year, and automatically renews for another year unless we provide written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. We pay the Service Provider a management fee of $6,350 per month. Our sole officer, director and majority shareholder, Andy Z. Fan, is the sole officer and director of the Service Provider. Mr. Fan is also the beneficial owner of approximately 37% of the Service Provider's outstanding common stock, on a fully-diluted basis.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just a sole director, he functions as and performs the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Andy Z. Fan is not considered independent under Nasdaq Listing Rule 5605(a)(2) because he is an "executive officer" of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

ITEM 14.                          PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2014	$8,500	$0	$1,055	$0	$9,555
2013	$7,000	$0	$2,020	$0	$16,719

Audit Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the previous item, Audit Fees.
Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. The fees in fiscal year 2014 are for preparing our 2013 tax return and an extension on the filing date for the tax return. The fees in fiscal year 2013 are for preparing our 2012 tax return and an extension on the filing date for the tax return.
All Other Fees: The aggregate fees billed in each of the last two fiscal for products and services provided by the principal accountant other than those disclosed above.
Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only one director who is also our sole executive officer. However, the engagement of DKM as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2014 and 2013 and to review our financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended March 30, 2014 and June 30, 2014 was pre-approved by our sole director in order to assure that the services performed by DKM do not impair their independence from us. We paid DKM in cash for their services and therefore they have no direct or indirect interest in us.

Our sole director also pre-approved the engagement of Cutler & Co., LLC as our independent registered public accounting firm to review our financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014 in order to assure that the services performed by Cutler do not impair their independence from us. We paid Cutler in cash for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)            Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at December 31, 2014 and December 31, 2013
•	Statements of Operations for the years ended December 31, 2014 and December 31, 2013
•	Statements of Stockholders' Equity for the years ended December 31, 2014 and December 31, 2013
•	Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013
•	Notes to the Financial Statements

(2)            Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required  information is included in the financial statements or notes thereto.

(3)            Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	By-Laws *

10.1	Management Services Agreement between Sichuan Leaders Petrochemical Company and AF Ocean Investment Management Company, effective as of June 1, 2014 ***

14	Code of Business Conduct and Ethics *

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101
Financial statements of Sichuan Leaders Petrochemical Company for the fiscal year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders' Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

_________________________
*            Incorporated herein by reference to Sichuan Leaders Petrochemical Company's Registration Statement on  Form S-1 filed with the SEC on August 7, 2012.

**            Incorporated herein by reference to Sichuan Leaders Petrochemical Company's Current Report on Form 8-  K filed with the SEC on December 21, 2012.

***            Filed herewith

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: March 19, 2015	By:	/s/ANDY Z. FAN
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2015	By:	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

FINANCIAL STATEMENTS

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sichuan Leaders Petrochemical Company

We have audited the accompanying balance sheets of Sichuan Leaders Petrochemical Company as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sichuan Leaders Petrochemical Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
March 18, 2015

SICHUAN LEADERS PETROCHEMICAL COMPANY
Balance Sheets
For the Years Ended December 31,

US Dollars $	For the Years Ended December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,092	$134,762
Prepaid Expenses	3,832	4,929
Total Current Assets	26,924	139,691
Total Assets:	26,924	139,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3,795	1,076
Loans from Shareholder	-	44,122
Loan from Related Party	-	2,000
Total Current Liabilities	3,795	47,198
Total Liabilities:	3,795	47,198

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at December 31, 2014 and December 31, 2013 respectively	307,550	307,550
Additional paid in capital	(68,566)	(68,566)
Accumulated Deficit	(215,855)	(146,491)
Total Stockholders' Equity	23,129	92,493
Total Liabilities and Stockholders' Equity	$26,924	$139,691

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statements of Operations
For the Years Ended December 31,

US Dollars $	For the Years Ended December 31,
	2014	2013
Revenue:	$-	$-
Operating Expenses:
General and Administrative	69,364	48,906
Operational Income, Pre-tax:	(69,364)	(48,906)
Tax on Continued Operations	-	-
Net Loss Continued Operations:
Discontinued Operations, Net of Tax (Note 6)	-	(31,250)
Net Income (Loss):	$(69,364)	$(80,156)

Basic and Diluted Earnings (Loss) per share:
Continuing Operations	(0.00)	(0.00)
Discontinued Operations	-	(0.00)
Weighted average number of shares outstanding	30,755,000	17,473,164

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statement of Changes in Stockholders' Equity
For the Years Ended December 2014, 2013, 2012, and 2011

	Common Stock
	Shares	Amount	Additional Paid in Capital	Stockholder Distribution	Retained Earnings (Accumulated Deficit)	Total Shareholder Equity (Deficit)
Balance as of December 31, 2011	9,375,000	$93,750	$(86,250)	$17,684	$(2,877)	$22,307
Close Distributions to Additional Paid in Capital	-	-	17,684	(17,684)	-	-
Net Loss 2012	-	-	-	-	(63,458)	(63,458)
Balance as of December 31, 2012	9,375,000	93,750	(68,566)	-	(66,335)	(41,151)
Sale of Stock	21,380,000	213,800	-	-		213,800
Net Loss 2013	-	-	-	-	(80,156)	(80,156)
Balance as of December 31, 2013	30,755,000	307,550	(68,566)	-	(146,491)	92,493
Net Loss 2014	-	-	-	-	(69,364)	(69,364)
Balance as of December 31, 2014	30,755,000	$307,550	$(68,566)	$-	$(215,855)	$23,129

*A stock split authorized on March 31, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statements of Cash Flows
For the Years Ended December 31,

US Dollars $	For the Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(69,364)	$(80,156)
Gain (Loss) from Discontinued Operations	-	(31,250)
Gain (Loss) from Continued Operations	(69,364)	(48,906)
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	2,719	(3,853)
Prepaid Expenses	1,097	-
Net Cash Flows Used in Operating Activities: Continued Operations	(65,548)	(52,759)
Net Cash Flows Used in Operating Activities: Discontinued Operations	-	(26,919)
Net Cash Flows Provided by (Used In) Operating Activities	(65,548)	(79,678)

Cash Flows from Investing Activities:
Net Cash Flows Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loans from Shareholders	(44,122)	(10,400)
Loans from Related Parties	(2,000)	2,000
Issuance of Common Stock	-	213,800
Net Cash Provided by Financing Activities-Continuing Operations	(46,122)	205,400

Change in Cash and Cash Equivalents:	(111,670)	125,722
Cash and Cash Equivalents, Beginning of Period	134,762	9,040
Cash and Cash Equivalents, End of Period	$23,092	$134,762

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these statements.

Sichuan Leaders Petrochemical Company
Notes to Financial Statements
December 31, 2014
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

NOTE 2.  GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no ongoing business or other source of income and incurred a net loss of ($69,364) for the twelve month period ended December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. In the opinion of management there have been no changes to the Company's significant accounting policies, referred to in the audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2014 and 2013; (b) the financial position at December 31, 2014; and (c) cash flows for years ended December 31, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.  Certain account balances have been reclassified to match the 2014 presentation.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 the Company's deposits with this bank did not exceed the amount of insurance provided on such deposits. All amounts referred to herein are in US Dollars unless otherwise noted.

Financial Instruments
The Company's financial assets are comprised of cash and cash equivalents, accounts receivable, and inventory.  Our liabilities consist of accounts payable, customer deposits, and other current liabilities.

Our financial assets and liabilities are carried at fair value, which is described in this Note 3. The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2014, tax years 2014, 2013, and 2012, remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Stock-Based Compensation
The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding during the years ended December 31, 2014 or 2013.

Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the years ended December 30, 2014 and 2013.

Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

NOTE 4.  RELATED PARTY TRANSACTIONS

For the twelve month period ended December 31, 2014, the Company paid back a loan in the amount of $44,122 to the majority shareholder on February 13, 2014.

During the year ended December 31, 2014, the Company received a related party loan from AF Ocean Investment Management Company in the amount of $2,000. On February 13, 2014 this loan was paid in full.

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

NOTE 5.  INCOME TAXES

As of December 31, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

US Dollars $	For the Years Ended December 31,
	2014	2013
Tax Expense (benefit) at the Statutory Rate	(23,600)	(27,300)
State Income Taxes, Net of Federal Income Tax Benefit	(2,500)	(2,900)
Change in Valuation allowance	(26,100)	(30,200)
Total	-	-

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

As of December 31, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
US Dollars $	2014	2013
Deferred tax assets	$81,300	$55,200
Valuation allowance	(81,300	(55,200)
Net deferred tax asset	$-	$-

The tax returns for 2014 through 2011 remain open for inspection by federal and state taxing authorities

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

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

US Dollars $	For the Year ended December 31,
	2014	2013
Discontinued Revenues	$-	$-
Discontinued Expenses	-	(34,345)
Discontinued Income, (Pre-tax)	-	(34,345)
Gain on Disposal of Operations Pre Tax	-	3,095
Tax	-	-
Total Discontinued Operations, Net of Tax	$-	$(31,250)

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Related Party
The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  However there is no written commitment to this effect.

During the twelve month period ended December 31, 2014, the Company entered into a one year agreement with AF Ocean Investment Management Company to provide management services to the Company. The Company pays AF Ocean Investment Management Company $6,350 per month.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company does not have employment contracts with its key employees, including the officers of the Company.

Leases And Facility
On July 17, 2014, the Company moved their office from Sarasota, FL to Clearwater, FL. The office space is rented by the Service Provider, and the Company pays a monthly management fee to them for services provided which includes the Company's rent.

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

No shares were issued during the twelve month period ended December 31, 2014.

There were 30,755,000 shares of common stock issued and outstanding as of December 31, 2014.

Stock Options and Warrants

The Company had no options or warrants issued or outstanding during the years ended December 31, 2014 and 2013.

NOTE 9.  NOTES PAYABLE

There were no notes payable for the period ended December 31, 2014.

NOTE 10.  SUBSEQUENT EVENTS

On February 10, 2015, the Company received a Promissory Note from Andy Fan evidencing a loan from Andy Fan to the Company in the amount of Ten Thousand and No/100 Dollars ($10,000.00). The Promissory Note matures in one year, and earns interest at the rate equal to nine percent (9%) per annum.

On February 27, 2015, the Company received a Promissory Note from Andy Fan evidencing a loan from Andy Fan to the Company in the amount of One Hundred Thousand and No/100 Dollars ($100,000.00). The Promissory Note matures in one year, and earns interest at the rate equal to nine percent (9%) per annum. The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure of this report. There has been no other subsequent activity to report at this time.