Form 10-Q/A
period 2015-03-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2015-06-03
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________
Commission File No. 000-54820

 [X]

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

EXPLANATORY NOTE
Sichuan Leaders Petrochemical Company is filing this Form 10-Q/A as Amendment No. 1 to its Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2015 as filed with the Securities and Exchange Commission on April 28, 2015 (the "Original Filing").
We are filing this Form 10-Q/A to:
•	Revise paragraph 4.d. of the Section 302 Certification, Exhibit 31, included in the Original Filing by replacing the statement "the period covered by this annual report..." with the statement "the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report)…" as provided by Item 601(b)(31) of Regulation S-K.
•	Provide currently dated Section 302 and 906 Certifications, Exhibits 31 and 32, because the Section 302 and 906 Certifications included in the Original Filing were dated the previous year of 2014. The Section 302 and 906 Certifications, Exhibits 31 and 32, included in this Form 10-Q/A refer to this Amendment No. 1 to the Original Filing.
Except as stated above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not: (1) amend, modify or change any other items or disclosures in the Original Filing; (2) reflect events occurring after the date of the Original Filing; or (3) update the disclosures in the Original Filing in any way.

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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated June 3, 2015	/s/ANDY Z. FAN
Andy Z. Fan
Principal Executive Officer