Form 10-Q
period 2015-06-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2015-07-28
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________
Commission File No. 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11015 Gatewood Drive Unit 103 Lakewood Ranch, FL 34211
(Address of principal executive offices, including zip code)

(941) 907-6889
(Registrant's telephone number, including area code)

15500 Roosevelt Boulevard Suite 305 Clearwater, FL 33760
(Former name, former address and former fiscal year, if changed since last report)

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

As of July 24, 2015, there were 30,755,000 shares of common stock outstanding.

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
Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:
•	our ability to raise capital;
•	our ability to identify suitable acquisition targets;
•	our ability to successfully execute acquisitions on favorable terms; and
•	declines in general economic conditions in the markets where we may compete
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

PART I – FINANCIAL INFORMATION

Item 1.                           Financial Statements

SICHUAN LEADERS PETROCHEMICAL COMPANY
BALANCE SHEETS
As of June 30,
2015 (unaudited) and December 31, 2014 (audited)

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$83,940	$23,092
Prepaid Expenses	7,860	3,832
Total Current Assets	91,800	26,924
Total Assets:	91,800	26,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	-	3,795
Interest Payable	3,326	-
Loans from Shareholder	110,000	-
Total Current Liabilities	113,326	3,795
Total Current Liabilities	113,326	3,795

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	307,550	307,550
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(260,510)	(215,855)
Total Stockholders' Equity (Deficit)	(21,526)	23,129

Total Liabilities and Stockholders' Equity	$91,800	$26,924

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and Administrative Expense - Related Party	28,014	-	8,964	-
General and Administrative	16,641	15,008	8,070	7,728
Operations Loss, Pre Tax	(44,655)	(15,008)	(17,034)	(7,728)

Net Loss Continued Operations	(44,655)	(15,008)	(17,034)	(7,728)

Net Loss	$(44,655)	$(15,008)	$(17,034)	$(7,728)

Basic and Diluted Net (Loss) per share:
Continuing Operations	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding; Basic and Diluted	30,755,000	30,755,000	30,755,000	30,755,000

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015 (unaudited)	2014 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(44,655)	$(15,008)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Payable	(469)	(848)
Prepaid Expenses	(4,028)	1,963
Net Cash Flows Used in Operating Activities:	(49,152)	(13,893)

Cash Flows from Financing Activities:
Loans from (to) Related Party	110,000	-
Loans from (to) Related Party		(2,000)
Repayment of loan from shareholder		(44,122)
Net Cash Provided by Financing Activities	110,000	(46,122)

Change in Cash and Cash Equivalents:	60,848	(60,015)

Cash and Cash Equivalents, Beginning of Period	23,092	134,762

Cash and Cash Equivalents, End of Period	$83,940	$74,747

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

Sichuan Leaders Petrochemical Company
Notes to Financial Statements
For the Three and Six Month Period Ended June 30, 2015 and June 30, 2014
(Unaudited)

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

NOTE 2.                          GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no ongoing business or other source of income and incurred a net loss of ($17,034) for the three month and ($44,655) for the six month period ended June 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. In the opinion of management there have been no changes to the Company's significant accounting policies, referred to in the audited financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 20, 2015. All amounts referenced in these financial statements and this report are in U.S. Dollars unless otherwise stated.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month period ended June 30, 2015 and 2014; (b) the financial position at June 30, 2015; and (c) cash flows for the six month period ended June 30, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.  Certain account balances have been reclassified to match the 2015 presentation. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014 the Company's deposits with this bank did not exceed the amount of insurance provided on such deposits. All cash in USD unless otherwise stated.

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

Impairment of Long-Lived Assets
FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The Company owned no long-lived assets as of June 30, 2015 or December 31, 2014.

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

Stock-Based Compensation
The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding during the six month period ended June 30, 2015 or 2014.

Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the six month period ended June 30, 2015 and 2014.

Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

NOTE 4.                          RELATED PARTY TRANSACTIONS

Commencing on May 1, 2015, we renewed the management services agreement with AF Ocean Investment Management Company ("the Service Provider") for an additional year. We share the same Chief Executive Officer and controlling shareholder as the Service Provider. We  pay the Service Provider $1,307 per month for access to and use of office space at a location leased by the Service Provider from a third party, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the "Services").

NOTE 5.                          INCOME TAXES
As of December 31, 2014, the Company has net operating losses from operations of $215,855. The carry forwards expire through the year 2029. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.
The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	Six Month Period Ended June 30, (Unaudited)
	2015	2014
Tax Expense (benefit) at the Statutory Rate	$(15,200)	$(5,200)
State Income Taxes, Net of Federal Income Tax Benefit	(1,500)	(500)
Change in Valuation allowance	(16,700)	(5,700)
Total	$-	$-
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
As of June 30, 2015 and June 30, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

NOTE 6.                          COMMITMENTS AND CONTINGENCIES

Related Party
The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  However, there is no written commitment to this effect.

Commencing May 1, 2015, the Company  renewed the management services agreement with the Service Provider to provide management services to the Company for an additional year. The Company pays the Service Provider $1,307 per month.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

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

No shares were issued during the three month period ended June 30, 2015.

There were 30,755,000 shares of common stock issued and outstanding as of June 30, 2015.

Stock Options and Warrants

The Company had no options or warrants issued or outstanding during the six month period ended June 30, 2015.

NOTE 8.                          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure of this report, noting nothing further.

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
Results of Operations
Six Month Period Ended June 30, 2015 and 2014

The following table provides a comparison of a summary of our results of operations for the six month period ended June 30, 2015 and 2014.

	Six Months Ended June 30, (Unaudited)
	2015	2014	% Change
Revenue	$-	$-	0%
General and Administrative Expense – Related Party	28,014	-	100%
General and Administrative Expense	$16,641	$15,008	(11%)
Loss from Operations	$(44,655)	$(15,008)	(198%)
Net Loss	$(44,655)	$(15,008)	(198%)

Revenue from Operations

For the six month period ended June 30, 2015 and June 30, 2014, total sales were $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

       General and Administrative Expenses – Related Party

For the six month period ended June 30, 2015 and June 30, 2014, operating expenses were $28,014 and $0, respectively. The increase in expenses between the two periods is directly related to the $28,014 management fees paid to AF Ocean Investment Management Company during the six month period ended June 30, 2015 that were not payable during the six month period ended June 30, 2014.

General and Administrative Expenses

For the six month period ended June 30, 2015 and June 30, 2014, general and administrative expenses were $16,641 and $15,008, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses between the two periods related to an increase in our costs to file our periodic reports via EDGAR and our subscription with OTC Markets.

                Net Income (Loss)
As a result of the factors described above, there was a net loss of ($44,655) and ($15,008) for the six month period ended June 30, 2015 and 2014, respectively.

Three Month Period Ended June 30, 2015 and June 30, 2014

The following table provides a comparison of a summary of our results of operations for the three month period ended June 30, 2015 and 2014.

	Three Months Ended June 30, (Unaudited)
	2015	2014	% Change
Revenue	$-	$-	$-
General and Administrative Expense – Related Party	8,964	-	100%
General and Administrative Expense	8,070	7,728	(5%)
Loss from Operations	(17,034)	(7,728)	(121%)
Net Loss	$(17,034)	$(7,728)	$(121%)

Revenue from Operations

For the three month period ended June 30, 2015 and June 30, 2014, the total sales were $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses – Related Party

For the three month period ended June 30, 2015 and June 30, 2014, operating expenses were $8,964 and $0, respectively. The increase in expenses between the two periods is directly related to the $8,964 management fees paid to AF Ocean Investment Mangement Company during the three month period ended June 30, 2015 that were not payable during the three month period ended June 30, 2014.

General and Administrative Expenses

For the three month period ended June 30, 2015 and June 30, 2014, general and administrative expenses were $8,070 and $7,728, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses between the two periods related to an increase in our costs to file our periodic reports via EDGAR and our subscription with OTC Markets.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($17,034) and ($7,728) for the three month period ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

General.
At June 30, 2015, we had cash and cash equivalents of $83,940. We have historically met our cash needs through cash flows from operating activities, which have discontinued. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans during the current fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we may require additional funding through officer loans in the future.
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

                Operating Activities

Our continuing operating activities used cash of ($49,152) and of ($13,893) for the six month period ended June 30, 2015 and 2014, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the six month period ended June 30, 2015 or 2014.

Financing Activities

Cash provided in our financing activities was $110,000 for the six month period ended June 30, 2015, compared to cash used of ($46,122) during the comparable period in 2014. During the six month period ended June 30, 2015, the majority shareholder loaned the company $110,000. By comparison during the six month period ended June 30, 2014, we repaid loans from a shareholder of $44,122 and loans from a related party of $2,000.
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($44,655) for the six month period ended June 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
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

PART II – OTHER INFORMATION

ITEM 6.                          EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *
3.2	Articles of Amendment to Articles of Incorporation **
3.3	By-Laws *
10.1	Management Services Agreement between Sichuan Leaders Petrochemical Company and AF Ocean Investment Management Company, effective as of May 1, 2015 Filed herewith
31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of Sichuan Leaders Petrochemical Company for the fiscal quarter ended June 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements  Filed herewith

*	Incorporated herein by reference to Sichuan Leaders Petrochemical Company's Registration Statement on Form S-1filed with the SEC on August 7, 2012.
**            Incorporated herein by reference to Sichuan Leaders Petrochemical Company's Current Report on Form 8-  K filed with  the SEC on December 21, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated July 28, 2015	/s/Andy Z. Fan
ANDY Z. FAN
Principal Executive Officer