Form 10-Q
period 2015-09-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2015-11-10
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(941) 907-6889
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 10, 2015, there were 30,755,000 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.
We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION

Item 1.                           Financial Statements

SICHUAN LEADERS PETROCHEMICAL COMPANY
BALANCE SHEETS
As of September 30, 2015 (unaudited) and December 31, 2014 (audited)

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$75,594	$23,092
Prepaid Expenses	5,894	3,832
Total Current Assets	81,488	26,924
Total Assets	81,488	26,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	-	3,795
Interest Payable	5,795	-
Loans from Shareholder	110,000	-
Total Current Liabilities	115,795	3,795
Total Liabilities	115,795	3,795

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	307,550	307,550
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(273,292)	(215,855)
Total Stockholders’ Equity (Deficit)	(34,308)	23,129

Total Liabilities and Stockholders' Equity	$81,488	$26,924

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
STATEMENTS OF OPERATIONS

	Nine Months Ended Sept 30,		Three Months Ended Sept 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and Administrative Expense - Related Party	31,935	25,400	3,921	19,050
General and Administrative	19,706	19,668	6,391	11,010
Operations Loss, Pre Tax	(51,641)	(45,068)	(10,312)	(30,060)

Net Loss Continued Operations	(51,641)	(45,068)	(10,312)	(30,060)

Other Income (Expense)
Interest Expense – Related Party	(5,795)	-	(2,469)	-

Net Loss	$(57,436)	$(45,068)	$(12,781)	$(30,060)

Basic and Diluted Net (Loss) per share:
Continuing Operations	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding; Basic and Diluted	30,755,000	30,755,000	30,755,000	30,755,000

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015 (unaudited)	2014 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(57,436)	$(45,068)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Payable	2,000	5,474
Prepaid Expenses	(2,062)	3,071
Net Cash Flows Used in Operating Activities:	(57,498)	(36,523)

Cash Flows from Financing Activities:
Loans from (to) Related Party	110,000	-
Loans from (to) Related Party		(2,000)
Repayment of loan from shareholder		(44,122)
Net Cash Provided by Financing Activities	110,000	(46,122)

Change in Cash and Cash Equivalents:	52,502	(82,645)

Cash and Cash Equivalents, Beginning of Period	23,092	134,762

Cash and Cash Equivalents, End of Period	$75,594	$52,117

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

Sichuan Leaders Petrochemical Company
Notes to Financial Statements
For the Three and Nine month period ended September 30, 2015 and September 30, 2014
(Unaudited)

NOTE 1.                           NATURE OF BUSINESS

Organization
Sichuan Leaders Petrochemical Company (“we,” “us,” “our” or the “Company”), formally known as Quality Wallbeds, Inc., was incorporated under the laws of the State of Florida on June 29, 2000. From our inception through May 2013, we provided quality space saving custom home furniture and closet organizing systems to the general public. We offered our services to people and companies needing assistance in the organization of their living/work space. In May 2013, our Board of Directors (the “Board”) determined that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of our shareholders to consider alternative corporate strategies to generate new business revenue for the Company. The Board proposed that we pursue opportunities in Asia to acquire companies in the wholesale and resale of products in the automotive oil industry. To facilitate this action, the Board voted to dispose of all of our assets related to the retail operation of the wall bed products. This action was approved on May 21, 2013 by shareholders representing 87% of our issued and outstanding shares of common stock.

NOTE 2.                          GOING CONCERN
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no ongoing business or other source of income and incurred a net loss of ($12,781) for the three month and ($57,436) for the nine month period ended September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. In the opinion of management there have been no changes to the Company’s significant accounting policies, referred to in the audited financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 20, 2015. All amounts referenced in these financial statements and this report are in U.S. Dollars unless otherwise stated.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month period ended September 30, 2015 and 2014; (b) the financial position at September 30, 2015; and (c) cash flows for the nine month period ended September 30, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.  Certain account balances have been reclassified to match the 2015 presentation. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. As of September 30, 2015 and December 31, 2014 the Company’s deposits with this bank did not exceed the amount of insurance provided on such deposits. All cash in USD unless otherwise stated.

Fair Value of Financial Instruments
FASB ASC 820-10 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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
The Company’s financial instruments consist principally of cash, prepaid expenses and accounts payable. The recorded values of all these financial instruments approximate their current fair values because of the short term nature of these financial instruments.

Impairment of Long-Lived Assets
FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The Company owned no long-lived assets as of September 30, 2015 or December 31, 2014.

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

Stock-Based Compensation
The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding during the nine month period ended September 30, 2015 or 2014.

Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the nine month period ended September 30, 2015 and 2014.

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
The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	Nine Month Period Ended Sept 30, (Unaudited)
	2015	2014
Tax Expense (benefit) at the Statutory Rate	$(19,600)	$(15,400)
State Income Taxes, Net of Federal Income Tax Benefit	(1,900)	(1,500)
Change in Valuation allowance	(21,500)	(16,900)
Total	$-	$-
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
As of September 30, 2015 and September 30, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

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

Leases and Facility
The office space is rented by the AF Ocean Investment Management Company, and the Company pays a monthly management fee to them for services provided which includes the Company’s rent.

Legal Matters
From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7.                          STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 5,000,000,000 share of common stock with a par value of $0.01.

No shares were issued during the three month period ended September 30, 2015.

There were 30,755,000 shares of common stock issued and outstanding as of September 30, 2015.

Stock Options and Warrants

The Company had no options or warrants issued or outstanding during the nine month period ended September 30, 2015.

NOTE 8.                          SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure of this report, noting nothing further.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.
Overview
Sichuan Leaders Petrochemical Company (“we,” “us,” “our” or the “Company”) was incorporated in the State of Florida on June 29, 2000 under the name Quality Wallbeds, Inc. In December 2012, we changed our name in anticipation of new business opportunities. From our inception through May 2013, we provided quality space saving custom home furniture and closet organizing systems to the general public. We discontinued our wall bed operations on May 21, 2013.
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
Results of Operations

Nine Month Period Ended September 30, 2015 and 2014

The following table provides a comparison of a summary of our results of operations for the nine month period ended September 30, 2015 and 2014.

	Nine Months Ended September 30, (Unaudited)
	2015	2014	% Change
Revenue	$-	$-	0%
General and Administrative Expense – Related Party	31,935	25,400	26%
General and Administrative Expense	$19,706	$19,668	-1%
Loss from Operations	$(51,641)	$(45,068)	-15%

Other Income (Expense)
Interest Expense – Related Party	(5,795)	-	100%

Net Loss	$(57,436)	$(45,068)	-28%

Revenue from Operations

For the nine month period ended September 30, 2015 and September 30, 2014, total sales were $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses – Related Party

For the nine month period ended September 30, 2015 and September 30, 2014, operating expenses were $31,935 and $25,400, respectively. The increase in expenses between the two periods is directly related to the management fees paid to AF Ocean Investment Management Company that did not commence until June 1, 2014.

General and Administrative Expenses

For the nine month period ended September 30, 2015 and September 30, 2014, general and administrative expenses were $19,706 and $19,668, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses between the two periods related to an increase in our costs to file our periodic reports via EDGAR and our subscription with OTC Markets.

Net Income (Loss)
As a result of the factors described above, there was a net loss of ($57,436) and ($45,068) for the nine month period ended September 30, 2015 and 2014, respectively.

Three Month Period Ended September 30, 2015 and September 30, 2014
The following table provides a comparison of a summary of our results of operations for the three month period ended September 30, 2015 and 2014.

	Three Months Ended Sept 30, (Unaudited)
	2015	2014	% Change
Revenue	$-	$-	$-
General and Administrative Expense – Related Party	3,921	19,050	80%
General and Administrative Expense	6,391	11,010	42%
Loss from Operations	(10,312)	(30,060)	58%

Other Income (Expense)
Interest Expense – Related Party	(2,469)	-	100%
Net Loss	$(12,781)	$(30,060)	$58%

Revenue from Operations

For the three month period ended September 30, 2015 and September 30, 2014, the total sales were $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses – Related Party

For the three month period ended September 30, 2015 and September 30, 2014, operating expenses were $3,921 and $19,050, respectively. The decrease in expenses between the two periods is directly related to the decrease in the management fees paid to AF Ocean Investment Mangement Company during the three month period ended September 30, 2015. The company has very little operations therefore the management fee was adjusted accordingly.

General and Administrative Expenses

For the three month period ended September 30, 2015 and September 30, 2014, general and administrative expenses were $6,391 and $11,010, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses during the three month period ended September 30, 2014 was an accounting error on a $6,000 invoice from the OTC Markets for our annual subscription that should have been recognized as a prepaid and expensed each quarter. However, it was recognized as an expense therefore increasing the expenses for that period only.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($12,781) and ($30,060) for the three month period ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

General.
At September 30, 2015, we had cash and cash equivalents of $75,594. We have historically met our cash needs through cash flows from operating activities, which have discontinued. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans during the current fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we may require additional funding through officer loans in the future.
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

Operating Activities

Our continuing operating activities used cash of ($62) and of ($36,523) for the nine month period ended September 30, 2015 and 2014, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the nine month period ended September 30, 2015 or 2014.

Financing Activities

Cash provided in our financing activities was $110,000 for the nine month period ended September 30, 2015, compared to cash used of ($46,122) during the comparable period in 2014. During the nine month period ended September 30, 2015, the majority shareholder loaned the company $110,000. By comparison during the nine month period ended September 30, 2014, we repaid loans from a shareholder of $44,122 and loans from a related party of $2,000.
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($12,781) for the three month and ($57,436) for the nine month period ended September 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
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

Critical Accounting Policies
We prepare our financial statements in accordance with generally accepted accounting principles of the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.
Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

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
31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of Sichuan Leaders Petrochemical Company for the fiscal quarter ended September 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements  Filed herewith

*	Incorporated herein by reference to Sichuan Leaders Petrochemical Company’s Registration Statement on Form S-1filed with the SEC on August 7, 2012.
**            Incorporated herein by reference to Sichuan Leaders Petrochemical Company’s Current Report on Form 8-  K filed with  the SEC on December 21, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated November 10, 2015	/s/ANDY Z. FAN
Andy Z. Fan
Principal Executive Officer