Form 10-K
period 2015-12-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2016-03-01
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to _____________

Commission File Number 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11015 Gatewood Drive Unit 103 Lakewood Ranch, FL 34211
(Address of principal executive offices) (Zip code)

(941) 907-6889
(Registrant’s telephone number, including area code)

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of February 29, 2016, there were 30,755,000 shares of common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliate’s computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was:  $0.70.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

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
We engaged AF Ocean Investment Management Company (the “Service Provider”), effective June 1, 2014, for access to and use of office space at a location leased by the Service Provider from a third party, for legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters as they should arise, and related governmental filings, handling advertising matters, and processing payables. (collectively, the "Services").
The agreement with the Service Provider is for an initial term of one year, and automatically renews for another year unless we provide written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. We pay the Service Provider a management fee of $1,307 per month.
During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission (“SEC”) and Exchange Act reporting filing expenses, including associated accounting fees; costs incident to reviewing or investigating any potential business venture; maintaining our good standing as a corporation in our state of organization; and payment of the $1,307 monthly management fee. We anticipate that these funds will be provided to us in the form of loans from our present sole officer and director. However, there are no written agreements requiring our officer and director to provide these cash resources.

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
We are subject to the reporting requirements of Section 13 of the Exchange Act, and the disclosure requirements of Regulation S-K. However, as a “smaller reporting company,” we are permitted to omit certain disclosures or provide less disclosure regarding certain information required to be disclosed under Regulation S-K as compared to companies that are not a “smaller reporting company.”
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.
Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be significantly higher than they would be if we were a privately-held company.
Sarbanes-Oxley Act
We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (this is not applicable to “non-accelerated filers” and “smaller reporting companies”); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.
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
State and Local Regulations
There’s no state or local regulations that require us to obtain a special business license for our business, however the City of Sarasota requires us to maintain a yearly business license and the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker’s Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.
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
ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

On July 1, 2015, we moved our corporate office from the office space we were occupying with the Service Provider at 15500 Roosevelt Boulevard, Suite 305, Clearwater, Florida 33760 (“Suite 305”) to 11015 Gatewood Drive, Suite 103, Lakewood Ranch, Florida 34211. The Service Provider entered into a lease with 6843 Windslow, LLC for Suite 103, and we share Suite 103 with the Service Provider and ChinAmerica Andy Movie Entertainment Media Co. The Service Provider’s lease for Suite 103 is for a term of two years commencing July 1, 2015, and the monthly rent is $2,020. We did not enter into a sub-lease with the Service Provider for use of Suite 103. Instead, our use of Suite 103 is included as part of the services provided by the Service Provider. We consider our current office space arrangement adequate and will reassess our needs based upon our future growth.

ITEM 3.                          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the OTCQB marketplace under the symbol “SLPC.” Prior to June 5, 2014, our common stock was not traded. Since then, there have been very few trades and there currently is no “established trading market” for our shares of common stock. Management does not expect any established trading market to develop in our shares of common stock unless and until we complete an acquisition or merger and/or we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained.
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
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$0.75	$0.75
Second Quarter	$2.50	$2.50
Third Quarter	$1.00	$1.00
Fourth Quarter	$0.70	$0.70

Fiscal Year Ended December 31, 2014
First Quarter	$--	$--
Second Quarter	$0.15	$0.00
Third Quarter	$0.15	$0.05
Fourth Quarter	$0.05	$0.05

The SEC generally defines what is referred to as “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Holders
As of the close of business on December 31, 2015, there were approximately 36 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We did not sell any unregistered common stock or other equity securities during the fiscal year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2015.

ITEM 6.                          SELECTED FINANCIAL DATA

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

Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Years Ended December 31,
	2015	2014	%Change
Revenue:	$-	$-	0%
General and Administrative Expense	$69,228	$69,364	8%
Income (Loss) from Operations	$(69,228)	$(69,364)	-8%
Net Income (Loss)	$(69,228)	$(69,364)	-8%
Income (Loss) per Share: Basic and Diluted	$(0.00)	$(0.00)

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

Revenue from Operations

For the fiscal year ended December 31, 2015, there was no revenue due to the change in direction for the Company. We had been exploring various opportunities within the petrochemical field and management has determined that the opportunities in the petrochemical field in Asia have declined in recent years. Management believes the change in the strategic business direction of the Company will be more difficult and will take longer to complete any acquisitions. We have had no additional income in our continuing operations.

Operating Expenses – Continuing operations

During the fiscal year ended December 31, 2015, operating expenses of $69,228 consist of those expenses related to the current operations of the Company.

Net Income (Loss)

As a result of the factors described above, we show a net loss of ($69,228) for the fiscal year ended December 31, 2015. Management believes the loss from operations is consistent with the change in direction.

Liquidity and Capital Resources

General

At December 31, 2015, we had cash and cash equivalents of $68,381. We have met our cash needs through cash flows from officer loans throughout the current fiscal year. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

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

Operating activities

Our continuing operating activities used cash of ($64,711) and of ($65,548) for the fiscal years ended December 31, 2015 and 2014, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the fiscal years ended December 31, 2015 or 2014.

Financing activities

Net cash generated from our financing activities was $110,000 for the fiscal year ended December 31, 2015, compared to a repayment of ($46,122) for the fiscal year ended December 31, 2014.
As of December 31, 2015, our current liabilities exceeded our current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($69,228) for the fiscal year ended December 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and for the fiscal years ended December 31, 2015 and 2014 are set forth on pages F-1 to F-12 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

On June 29, 2015, the Board of Directors of AF Ocean Investment Management Company (the “Company”) approved the withdrawal of DKM Certified Public Accountants (“DKM”) as the Company’s independent registered public accounting firm, effective as of June 29, 2015.

On July 1, 2015, the Board of Directors of the Company approved the engagement of Stevenson & Company CPAS LLC as the Company’s new independent registered public accounting firm, effective as of June 29, 2015. Stevenson & Company CPAS LLC conducted the review engagement on the Company's quarterly Financial Statements commencing with the June 30, 2015 quarterly review.

For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on July 1, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2015, we did not maintain effective internal control over financial reporting.

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

ITEM 9B.                          OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2015 but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The following table sets forth the name and age of our sole director and executive officer. Our By-Laws provide for not less than one and not more than fifteen directors. Directors are elected annually by the shareholders to serve until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

Name	Age	Position
Andy Z. Fan	51	Chairman of the Board, President, Treasurer, Chief Executive Officer,Chief Financial Officer

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

Mr. Fan has written 15 books since 2004, including one describing his experience serving as President Clinton's Chinese interpreter titled “Clinton and My Life,” which became the No. 1 best seller in China in June 2011. His 15 books are popular in China and have made him a well-respected and sought-after public speaker, as well as a frequent guest on Chinese television programs. He has also been featured in numerous Chinese magazines, including “Chinese Business Leader,” “China Celebrity,” “China Private Capital,” “World Chinese Businessman,” “Discovery,” “Commerce” and “The View,” among others. Due to his achievements and notoriety in China, he has been invited as the guest of honor and/or speaker by many prominent organizations, such as being invited to the Nobel Laureates Beijing Forum and Forbes China City Investment Forum in 2006. In 2009, in celebration of the 60th anniversary of the founding of the People’s Republic of China, Mr. Fan was chosen to be one of “China’s 60 Role Models in 60 Years,” and his portrait was printed on a Chinese Postage Stamp that same year.

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

Mr. Fan is currently the sole director and executive officer of AF Ocean Investment Management Company. Its common stock is quoted on the OTCQB marketplace under the symbol “AFAN.”

Mr. Fan is currently the sole director and executive officer of ChinAmerica Andy Movie Entertainment Media Co. Its common stock is quoted on the OTCQB marketplace under the symbol “CAME.”

Involvement in Certain Legal Proceedings

We have no pending legal proceedings and are not currently involved in any legal matters to disclose in Regulation S-K, Item 401(f).

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2015, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only one director. Our sole director, Andy Z. Fan, functions as and performs the duties and responsibilities typically carried out separately by an audit committee: such as recommending a firm of independent certified public accountants to audit the financial statements, reviewing the auditors’ independence, the financial statements and their audit report, and reviewing management’s administration of the system of internal accounting controls. We do not have a written audit committee charter or similar document.

We do not have an “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

ITEM 11.                          EXECUTIVE COMPENSATION

Executive Officer Compensation

During the fiscal years ended December 31, 2015 and 2014, we did not pay any compensation (cash, equity, incentive, deferred or otherwise) to our executive officers or enter into any verbal or written agreement to pay such compensation. Cash compensation amounts will be determined in the future based on the availability of funds, services to be rendered and time devoted to our business. Other elements of compensation, if any, will be determined at that time or at other times in the future.
Outstanding Equity Awards at Fiscal Year-End
No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2015, although we may choose to adopt a plan for equity awards in the future.
Director Compensation
We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our sole director for his services in that capacity during the fiscal year ended December 31, 2015, although we may choose to adopt a policy in the future.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of February 29, 2016 by: (1) each director; (2) each named executive officer; (3) all of our director and executive officers as a group, and (4) each shareholder identified as beneficially owning greater than 5% of our outstanding shares of common stock.  Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power. To our knowledge, none of the shares reported below are pledged as security.

The percentage of outstanding common shares has been calculated based upon 30,755,000 shares of common stock outstanding on February 29, 2016. There are no stock options, warrants and/or other convertible or exercisable securities outstanding as of February 29, 2016.
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Z. Fan 11015 Gatewood Drive, Suite 103 Lakewood Ranch, FL 34211	27,330,020	88.86%

All directors and executive officers as a group (1 person)	27,330,020	88.86%

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

Effective June 1, 2014, we engaged AF Ocean Investment Management Company (the “Service Provider”), for access to and use of office space at a location leased by the Service Provider from a third party, for legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters as they should arise, and related governmental filings, handling advertising matters, and processing payables. (collectively, the "Services").
The agreement with the Service Provider is for an initial term of one year, and automatically renews for another year unless we provide written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. We pay the Service Provider a management fee of $1,307 per month. Our sole officer, director and majority shareholder, Andy Z. Fan, is the sole officer and director of the Service Provider. Mr. Fan is also the beneficial owner of approximately 37% of the Service Provider’s outstanding common stock, on a fully-diluted basis.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just a sole director, he functions as and performs the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Andy Z. Fan is not considered independent under Nasdaq Listing Rule 5605(a)(2) because he is an “executive officer” of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

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

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2015	$8,000	$0	$850	$0	$8,850
2014	$12,000	$0	$1,055	$0	$13,055

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
Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. The fees in fiscal year 2015 are for preparing our 2014 tax return. The fees in fiscal year 2014 are for preparing our 2013 tax return and an extension on the filing date for the tax return.
All Other Fees: The aggregate fees billed in each of the last two fiscal for products and services provided by the principal accountant other than those disclosed above.
Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only one director who is also our sole executive officer. However, the engagement of Stevenson & Company CPAS LLC as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2015 and 2014 and to review our financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended June 30, 2015 and September 30, 2015 was pre-approved by our sole director in order to assure that the services performed by Stevenson & Company CPAS LLC do not impair their independence from us. We paid Stevenson & Company CPAS LLC for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)            Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at December 31, 2015 and December 31, 2014
•	Statements of Operations for the years ended December 31, 2015 and December 31, 2014
•	Statements of Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014
•	Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014
•	Notes to the Financial Statements

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

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
Financial statements of Sichuan Leaders Petrochemical Company for the fiscal year ended December 31, 2015 and December 31, 2014 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

*            Incorporated herein by reference to Sichuan Leaders Petrochemical Company’s Registration Statement on  Form S-1 filed with the SEC on August 7, 2012.

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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: March 1, 2016	By:	/s/ANDY Z. FAN
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 1, 2016	By:	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

FINANCIAL STATEMENTS

STEVENSON & COMPANY CPAS LLCA PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sichuan Leaders Petrochemical Company

We have audited the accompanying balance sheets of Sichuan Leaders Petrochemical Company as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sichuan Leaders Petrochemical Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Stevenson & Company CPAS LLC
Stevenson & Company CPAS LLC
Tampa, Florida
February 22, 2016

SICHUAN LEADERS PETROCHEMICAL COMPANY
Balance Sheets
For the Years Ended December 31,

US Dollars $	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$68,381	$23,092
Prepaid Expenses	3,849	3,832
Total Current Assets	72,230	26,924
Total Assets:	72,230	26,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	66	3,795
Interest Payable	8,263	-
Loans from Shareholder	110,000	-
Total Current Liabilities	118,329	3,795
Total Liabilities:	118,329	3,795

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at December 31, 2015 and December 31, 2014 respectively	307,550	307,550
Additional paid in capital	(68,566)	(68,566)
Accumulated Deficit	(285,083)	(215,855)
Total Stockholders’ Equity	(46,099)	23,129
Total Liabilities and Stockholders' Equity	$72,230	$26,924

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statements of Operations
For the Years Ended December 31,

US Dollars $	2015	2014
Revenue:	$-	$-
Operating Expenses:
General and Administrative	69,228	69,364
Operational Income, Pre-tax:	(69,228)	(69,364)
Tax on Continued Operations	-	-
Net Loss Continued Operations:
Net Income (Loss):	$(69,228)	$(69,364)

Basic and Diluted Earnings (Loss) per share:
Continuing Operations	(0.00)	(0.00)
Weighted average number of shares outstanding	30,755,000	30,755,000

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statements of Changes in Stockholders’ Equity
For the Years Ended December 2015, and 2014

	Common Stock
	Shares	Amount	Additional Paid in Capital	Stockholder Distribution	Retained Earnings (Accumulated Deficit)	Total Shareholder Equity (Deficit)
Balance as of December 31, 2012	9,375,000	93,750	(68,566)	-	(66,335)	(41,151)
Sale of Stock	21,380,000	213,800	-	-		213,800
Net Loss 2013	-	-	-	-	(80,156)	(80,156)
Balance as of December 31, 2013	30,755,000	307,550	(68,566)	-	(146,491)	92,493
Net Loss 2014	-	-	-	-	(69,364)	(69,364)
Balance as of December 31, 2014	30,755,000	$307,550	$(68,566)	$-	$(215,855)	$23,129
Net Loss 2015	-	-	-	-	(69,228)	(69,228)
Balance as of December 31, 2015	30,755,000	$307,550	$(68,566)	$-	(285,083)	(46,099)

*A stock split authorized on March 31, 2012 was retroactively applied to all years presented.

The accompanying notes are an integral part of these statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
Statements of Cash Flows
For the Years Ended December 31,

US Dollars $	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$(69,228)	$(69,364)

Gain (Loss) from Continued Operations	(69,228)	(69,364)
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	(3,729)	2,719
Interest Payable	8,263	-
Prepaid Expenses	(17)	1,097
Changes in Cashflow Used By Operating Activities	4,517	-
Net Cash Flows Used In Operating Activities	(64,711)	(65,548)

Cash Flows from Investing Activities:	-	-
Net Cash Flows Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Loans from Shareholders	110,000	(44,122)
Loans from Related Parties	-	(2,000)
Issuance of Common Stock	-	-
Net Cash Provided by (Used by) Financing Activities	110,000	(46,122)

Change in Cash and Cash Equivalents:	45,289	(111,670)
Cash and Cash Equivalents, Beginning of Period	23,092	134,762
Cash and Cash Equivalents, End of Period	$68,381	$23,092

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these statements.

Sichuan Leaders Petrochemical Company
Notes to Financial Statements
December 31, 2015

NOTE 1.  NATURE OF BUSINESS

Organization
Sichuan Leaders Petrochemical Company (“SLPC” or the “Company”) was incorporated under the name Quality WallBeds, Inc. on June 29, 2000 in the state of Florida. The Company was a furniture retailer specializing in the design, construction, and installation of wall beds, closets and shelving.  The Company had a single retail location in Saint Petersburg, Florida.  The Company discontinued the Florida wall bed operations on May 21, 2013.
In December 2012, the Company changed its name in anticipation of new business opportunities.  SLPC is exploring various opportunities within the petrochemical field in China and Southeast Asia to determine the best strategic business direction for the Company.
 The Company’s headquarters are located in Lakewood Ranch, Florida.

NOTE 2.  GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no ongoing business or other source of income and incurred a net loss of ($69,228) for the twelve month period ended December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements of the Company at December 31, 2015 and 2014 for the years ended December 31, 2015 and 2014 , respectively, are audited.
The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 the Company’s deposits did not exceed the amount of insurance provided on such deposits.  All amounts referred to herein are in US Dollars unless otherwise noted.

Financial Instruments
The Company’s financial assets are comprised of cash and cash equivalents and Prepaid expenses..  Our liabilities consist of accounts payable, Interest payable and loans from shareholders.

Our financial assets and liabilities are carried at fair value, which is described in this Note 3. The carrying values for current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.

Financial instruments that could subject us to concentrations of credit risk are primarily cash and cash equivalents. Our cash and cash equivalents are within FDIC limits.

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

The Company accounts for taxes in accordance with ASC 740-10, ” Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2015, tax years 2015, 2014, and 2013, remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Stock-Based Compensation
The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding during the years ended December 31, 2015 or 2014.

Net Earnings (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the years ended December 30, 2015 and 2014.

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

In February 2015, the majority shareholder loaned the company $110,000 to fund the operations of the company for the next 12 months. The outstanding principal of this loan and all interest accrued thereon shall be due and payable in full in one lump sum payment upon the earlier of: (a) February 24, 2016; and (b) a Change of Control.

NOTE 5.  INCOME TAXES

As of December 31, 2015 and December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

US Dollars $	For the Years Ended December 31,
	2015	2014
Tax Expense (benefit) at the Statutory Rate	(23,500)	(23,600)
State Income Taxes, Net of Federal Income Tax Benefit	(2,500)	(2,500)
Change in Valuation allowance	(26,000)	(26,100)
Total	-	-

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

As of December 31, 2015 and December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
US Dollars $	2015	2014
Deferred tax assets	$55,600	$81,300
Valuation allowance	(55,600)	(81,300)
Net deferred tax asset	$-	$-

The tax returns for 2012 through 2015 remain open for inspection by federal and state taxing authorities

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

During the twelve month period ended December 31, 2014, the Company entered into a one year agreement with AF Ocean Investment Management Company to provide management services to the Company. The Company pays AF Ocean Investment Management Company $1,307 per month.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company does not have employment contracts with its key employees, including the officers of the Company.

Leases And Facility
The office space is rented by AF Ocean Investment Management Company, and the Company pays a monthly management fee to them for services provided which includes the Company’s rent.

Legal Matters
From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8.  STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 5,000,000,000 shares of common stock with a par value of $0.01.

No shares were issued during the twelve month period ended December 31, 2015.

There were 30,755,000 shares of common stock issued and outstanding as of December 31, 2015.

Stock Options and Warrants

The Company had no options or warrants issued or outstanding during the years ended December 31, 2015 and 2014.

NOTE 9.  NOTES PAYABLE

In February, 2015, the Company received 2 Promissory Notes from Andy Fan evidencing a loan from Andy Fan to the Company in the amount of One Hundred Ten Thousand and No/100 Dollars ($110,000.00). The Promissory Note’s earn interest at the rate equal to nine percent (9%) per annum.

NOTE 10.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued to assess the need for potential recognition or disclosure of this report. There has been no other subsequent activity to report by February 29, 2016.