Form 10-Q
period 2016-06-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2016-07-22
CIK 1547355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

3904 US Hwy 301 N Ellenton, FL 34222

(Address of Principal Executive Offices)

(941) 907-6889

(Registrant's Telephone Number, Including Area Code)

___________________

(Registrant's former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer.	☐	Smaller reporting company.	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 22, 2016, there were 30,755,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SICHUAN LEADERS PETROCHEMICAL COMPANY

BalanceSheets

As of June 30, 2016 (unaudited) and December 31, 2015

(All amounts shown in U.S. Dollars)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$43,513	$68,381
Prepaid Expenses	25	3,849
Total Current Assets	43,538	72,230
Total Assets:	43,538	72,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	-	66
Interest Payable	13,145	8,263
Loans from Shareholder	110,000	110,000
Total Current Liabilities	123,145	118,329
Total Liabilities	123,145	118,329

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	307,550	307,550
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(318,591)	(285,083)
Total Stockholders' Deficit	(79,607)	(46,099)

Total Liabilities and Stockholders' Deficit	$43,538	$72,230

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and Administrative - Related Party	11,979	28,014	5,989	8,964
General and Administrative	16,647	13,315	3,587	4,904
Operations Loss, Pre Tax	(28,626)	(41,329)	(9,576)	(13,868)

Net Loss Continued Operations	(28,626)	(41,329)	(9,576)	(13,868)

Other Income (Expense)
Interest Expense – Related Party	4,882	3,326	2,441	2,416
Net Loss	(33,508)	(44,655)	(12,017)	(16,284)

Basic and Diluted Net (Loss) per share:
Continuing Operations	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	30,755,000	30,755,000	30,755,000	30,755,000

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements OF Cash Flows

	Six months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(33,508)	$(44,655)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Payable	(66)	(3,795)
Accrued Expenses: Interest Payable	4,882	3,326
Prepaid Expenses	3,824	(4,028)
Net Cash Flows Used in Operating Activities:	(24,868)	(49,152)

Cash Flows from Financing Activities:
Loans from (to) Related Party	-	110,000
Net Cash Provided by Financing Activities	-	110,000

Change in Cash and Cash Equivalents:	(24,868)	60,848

Cash and Cash Equivalents, Beginning of Period	68,381	23,092

Cash and Cash Equivalents, End of Period	$43,513	$83,940

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

For the Six Months Ended June 30, 2016 and 2015

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no ongoing business or other source of income and incurred a net loss of ($33,508) for the six month period ended June 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. In the opinion of management there have been no changes to the Company's significant accounting policies, referred to in the audited consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed March 1, 2016. All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month period ended June 30, 2016 and 2015; (b) the financial position at June 30, 2016; and (c) cash flows for the six month period ended June 30, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Reclassification

During the six month period ended June 30, 2015 the Company reclassified certain prior period amounts to conform to current period presentation.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015 the Company's deposits with this bank did not exceed the amount of insurance provided on such deposits. All cash stated in US$ unless otherwise stated.

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

Impairment of Long-Lived Assets

FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The Company owned no long-lived assets as of June 30, 2016 or December 31, 2015.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding during the six month period ended June 30, 2016 or 2015.

Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the six month periods ended June 30, 2016 and 2015.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

There were no new related party transactions that occurred during the six month period ended June 30, 2016.

NOTE 5. INCOME TAXES

As of June 30, 2016 and December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	Six Month Period Ended June 30, (Unaudited)
US Dollars $	2016	2015
Tax Expense (benefit) at the Statutory Rate	$(11,393)	$(15,183)
State Income Taxes, Net of Federal Income Tax Benefit	(1,106)	(1,474)
Change in Valuation allowance	(12,499)	(16,657)
Total	$-	$-

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

As of June 30, 2016 and June 30, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

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

Leases And Facility

Our office is located at 3904 US Hwy 301 N Ellenton, FL 34222. The office space is rented by the Service Provider, and the Company pays a monthly management fee to them for services provided which includes the company's rent. We share the office with the Service Provider and ChinAmerica Andy Movie Entertainment Media Co. The service provider pays rent in the amount of $400 per month.

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

No shares were issued during the six month period ended June 30, 2016.

There were 30,755,000 shares of common stock issued and outstanding as of June 30, 2016.

Stock Options and Warrants

The Company had no options or warrants issued or outstanding during the six month period ended June 30, 2016.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the six and three month period ended June 30, 2016 and 2015

Results of Operations for the Six Month Period Ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015	% Change
Revenue	$-		0%
General and Administrative Expense – Related Party	11,979	28,014	58%
General and Administrative Expense	16,647	13,315	25%
Loss from Operations	(28,626)	(41,329)	31%
Other Income and (Expense)
Interest Expense – Related Party	(4,882)	(3,326)	47%
Net Loss	$(33,508)	(44,655)	25%

Revenue from Operations

For the six month period ended June 30, 2016 and June 30, 2015, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the six month period ended June 30, 2016 and June 30, 2015, related party operating expenses were $11,979 and $28,014, respectively. The decrease in expenses between the two periods is directly related to the reduction of management fees paid to the Service Provider. Due to the nominal work load needed by the Service Provider the contract was renewed on January 1, 2016, and both parties agreed the management fee would be reduced to $1,996 per month as compared to $6,350 per month during the six month period ended June 30, 2015.

General and Administrative Expenses

For the six month period ended June 30, 2016 and June 30, 2015, general and administrative expenses were $16,647 and $13,315, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses between the two periods related to an increase in our costs to file our periodic reports via EDGAR, and our increase in auditor fees.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($33,508) and ($44,655) for the six month period ended June 30, 2016 and 2015, respectively.

Results of Operations for the Three Month Period Ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015	% Change
Revenue	$-		0%
General and Administrative Expense – Related Party	5,989	8,964	33%
General and Administrative Expense	3,587	4,904	(27%)
Loss from Operations	(9,576)	(13,868)	31%
Other Income and (Expense)
Interest Expense – Related Party	2,441	2,416	(1%)
Net Loss	$(12,017)	(16,284)	26%

Revenue from Operations

For the three month period ended June 30, 2016 and June 30, 2015, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the three month period ended June 30, 2016 and June 30, 2015, related party operating expenses were $5,989 and $8,964, respectively. The decrease in expenses between the two periods is directly related to the reduction of management fees paid to the Service Provider.

General and Administrative Expenses

For the three month period ended June 30, 2016 and June 30, 2015, general and administrative expenses were $3,587 and $4,904, respectively, which consist of those expenses related to the current operations of the Company.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($12,017) and ($16,284) for the three month period ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

General.

At June 30, 2016, we had cash and cash equivalents of $43,513. We have historically met our cash needs through cash flows from operating activities. However, since the discontinuation of our Florida wall bed operation the controlling shareholders have pledged to continue their support to fund the continuing operations, as necessary. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans during the current previous fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

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

Operating activities

Our continuing operating activities used cash of ($24,868) and of ($49,152) for the six month period ended June 30, 2016 and 2015, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the six month period ended month period ended June 30, 2016 or 2015.

Financing activities

Cash provided in our financing activities was $0 for the six month period ended June 30, 2016, compared to cash provided of $110,000 during the comparable period in 2015. During the six month period ended June 30, 2015, the majority shareholder loaned the company $110,000.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($33,508) for the six month period ended June 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

  With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

  Based upon our evaluation regarding the period ending June 30, 2016, the Company's management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Principal Executive Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2016, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the six months ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2016.

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

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith

101

Financial statements from the quarterly report on Form 10-Q of Sichuan Leaders Petrochemical Company for the fiscal quarter ended June 30, 2016, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

_____________

*	Incorporated herein by reference to Sichuan Leaders Petrochemical Company's Registration Statement on Form S-1 filed with the SEC on August 7, 2012.

**	Incorporated herein by reference to Sichuan Leaders Petrochemical Company's Current Report on Form 8- K filed with the SEC on December 21, 2012.

***	Incorporated herein by reference to Sichuan Leaders Petrochemical Company's Annual Report on Form 10-K filed with the SEC on March 1, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: July 22, 2016	By:	/s/ Andy Z. Fan
Andy Z. Fan
Principal Executive Officer

