Form 10-Q
period 2016-09-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2017-06-14
CIK 1547355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 12, 2017, there were 43,425,000 shares of common stock outstanding.

EXPLANATORY NOTE

General. This quarterly report on Form 10-Q is for the fiscal quarter ended September 2016. It is being filed by us in an attempt to satisfy the delinquent filing status and to become current in our filing obligations under the Securities Exchange Act of 1934, as amended.This is our first periodic filing since the quarterly period ended June 30, 2016. This report will be followed by the annual report Form 10-K for the fiscal year ended Decebmber 31, 2016, and should be read in connection with the other reports filed by us with the SEC, including our quarterly reports on Form 10-Q for the quarters ended March 31, 2017.

Background of the Filing Delay. We were unable to file the above referenced periodic reports due to the Company’s lack of revenue generated which has made it difficult to sufficiently fund the costs of the filings.

2

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SICHUAN LEADERS PETROCHEMICAL COMPANY

BALANCE SHEETS

As of September 30, 2016 (unaudited) and December 31, 2015

(All amounts shown in U.S. Dollars)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$28,769	$68,381
Prepaid Expenses	7,649	3,849
Total Current Assets	36,418	72,230
Total Assets:	36,418	72,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	5,989	66
Interest Payable	15,613	8,263
Loans from Shareholder	110,000	110,000
Total Current Liabilities	131,602	118,329
Total Liabilities	131,602	118,329

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 30,755,000 and 30,755,000 issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	307,550	307,550
Additional Paid in Capital	(68,566)	(68,566)
Accumulated Deficit	(334,168)	(285,083)
Total Stockholders’ Deficit	(95,184)	(46,099)

Total Liabilities and Stockholders' Deficit	$36,418	$72,230

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue:	$-	$-	$-	$-

Operating Expenses:
General and Administrative - Related Party	17,968	31,935	5,989	3,921
General and Administrative	23,767	19,706	7,120	6,391
Operations Loss	(41,735)	(51,641)	(13,109)	(10,312)

Other Income (Expense)
Interest Expense – Related Party	(7,350)	(5,795)	2,468	(2,469)
Net Loss	(49,085)	(57,436)	(15,577)	(12,781)

Basic and Diluted Net (Loss) per share:	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	30,755,000	30,755,000	30,755,000	30,755,000

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(49,085)	$(57,436)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Payable	5,923	2,000
Accrued Expenses: Interest Payable	7,350	-
Prepaid Expenses	(3,800)	(2,062)
Net Cash Flows Used in Operating Activities:	(39,612)	(57,498)

Cash Flows from Financing Activities:
Loans from (to) Related Party	-	110,000
Net Cash Provided by Financing Activities	-	110,000

Change in Cash and Cash Equivalents:	(39,612)	52,502

Cash and Cash Equivalents, Beginning of Period	68,381	23,092

Cash and Cash Equivalents, End of Period	$28,769	$75,594

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY
NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Organization

Sichuan Leaders Petrochemical Company (“we,” “us,” “our” or the “Company”), formally known as Quality Wallbeds, Inc., was incorporated under the laws of the State of Florida on June 29, 2000. From our inception through May 2013, we have provided quality space saving custom home furniture and closet organizing systems to the general public. We offered our services to people and companies needing assistance in the organization of their living/work space. In May 2013, our Board of Directors (the “Board”) determined that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of our shareholders to consider alternative corporate strategies to generate new business revenue for the Company. The Board proposed that we pursue opportunities in Asia to acquire companies in the wholesale and resale of products in the automotive oil industry. To facilitate this action, the Board voted to dispose of all of our assets related to the retail operation of the wall bed products. This action was approved on May 21, 2013 by shareholders representing 87% of our issued and outstanding shares of common stock.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no ongoing business or other source of income and incurred a net loss of ($49,085) for the nine month period ended September 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month period ended September 30, 2016 and 2015; (b) the financial position at September 30, 2016; and (c) cash flows for the nine month period ended September 30, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

NOTE 5. SUBSEQUENT EVENTS

On May 31, 2017, the Company entered into a transactional agreement with VentureVest Capital (VentureVest) in a consulting capacity to assist in bringing the Company’s delinquent filings current. VentureVest has offered to loan the Company an estimated amount of $19,000, and has agreed to accept promissory notes for each issuance of funds on the date the transfer of funds takes place. Furthermore, the Company has agreed that VentureVest will have the exclusive right to represent the Company and to locate a buyer for the common stock owned by Mr. Fan.

On May 31, 2017, VentureVest has agreed to accept the 1st convertible Promissory Note for the total amount of $6,000. These convertible promissory notes will be issued at a rate of $0.05 per share.

On November 10, 2016, Chairman Andy Fan agreed to accept shares in the amount of 12,670,000 in exchange for cancelling the debt totaling $126,700 which includes $110,000 plus interest of $16,700, incurred commencing in February, 2015.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the six and three month period ended September 30, 2016 and 2015

Results of Operations for the Nine month period Ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015	% Change
Revenue	$-		0%
General and Administrative Expense – Related Party	17,968	31,935	44%
General and Administrative Expense	23,767	19,706	-21%
Loss from Operations	(41,735)	(51,641)	20%
Other Income and (Expense)
Interest Expense – Related Party	(7,350)	(5,795)	-27%
Net Loss	$(49,085)	(57,436)	15%

Revenue from Operations

For the nine month period ended September 30, 2016 and September 30, 2015, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the nine month period ended September 30, 2016 and September 30, 2015, related party operating expenses were $17,968 and $31,935, respectively. The decrease in expenses between the two periods is directly related to the reduction of management fees paid to the Service Provider. Due to the nominal work load needed by the Service Provider the contract was renewed on January 1, 2016, and both parties agreed the management fee would be reduced to $1,996 per month as compared to $6,350 per month during the nine month period ended September 30, 2015.

General and Administrative Expenses

For the nine month period ended September 30, 2016 and September 30, 2015, general and administrative expenses were $23,767 and $19,706, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses between the two periods related to an increase in our costs to file our periodic reports via EDGAR, and our increase in auditor fees.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($49,085) and ($57,436) for the nine month period ended September 30, 2016 and 2015, respectively.

Results of Operations for the Three Month Period Ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015	% Change
Revenue	$-		0%
General and Administrative Expense – Related Party	5,989	3,921	53%
General and Administrative Expense	7,120	6,391	(12%)
Loss from Operations	(13,109)	(10,312)	28%
Other Income and (Expense)
Interest Expense – Related Party	2,468	(2,469)	2%
Net Loss	$(15,577)	(12,781)	-22%

Revenue from Operations

For the three month period ended September 30, 2016 and September 30, 2015, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the three month period ended September 30, 2016 and September 30, 2015, related party operating expenses were $5,989 and $3,921, respectively. The increase in expenses between the two periods is directly related to the increase in auditor costs.

General and Administrative Expenses

For the three month period ended September 30, 2016 and September 30, 2015, general and administrative expenses were $7,120 and $6,391, respectively, which consist of those expenses related to the current operations of the Company.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($15,577) and ($12,781) for the three month period ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

General.

At September 30, 2016, we had cash and cash equivalents of $28,769. We have historically met our cash needs through cash flows from operating activities. However, since the discontinuation of our Florida wall bed operation the controlling shareholders have pledged to continue their support to fund the continuing operations, as necessary. Our cash requirements are generally for general and administrative activities. We have raised capital through officer loans during the previous fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

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

Operating activities

Our continuing operating activities used cash of ($39,612) and $57,498 for the nine month period ended September 30, 2016 and 2015, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the nine month period ended month period ended September 30, 2016 or 2015.

Financing activities

Cash provided in our financing activities was $0 for the nine month period ended September 30, 2016, compared to cash provided of $110,000 during the comparable period in 2015. During the nine month period ended September 30, 2015, the majority shareholder loaned the company $110,000, that has since been repaid.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($49,085) for the nine month period ended September 30, 2016. Due to the Company’s limited liquid resources, recurring losses from operations and the Company’s need to raise additional capital, all raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

With respect to the period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2016, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2016, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the nine months ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2016.

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

101

Financial statements from the quarterly report on Form 10-Q of Sichuan Leaders Petrochemical Company for the fiscal quarter ended September 30, 2016, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

__________

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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated June 13, 2017	By:	/s/ Andy Z. Fan
Andy Z. Fan
Principal Executive Officer

