Form 10-K
period 2016-12-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2017-07-25
CIK 1547355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3904 US Highway 301 North, Ellenton, FL 34222
(Address of principal executive offices) (Zip code)

(941) 907-6889
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

In May 2013, our Board of Directors (the “Board”) determined that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of our shareholders to pursuit other business opportunities within lubricating oil research and development, production and sales in Asia in order to generate new business revenue. The Board agreed to the change in the business strategy and to change the name of the Company to reflect said new direction and mission. To facilitate this action, the Board voted to dispose of all of our assets related to the retail operation of the wall bed products. This action was approved on May 21, 2013 by shareholders representing 87% of our issued and outstanding shares of common stock.

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

The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services. We currently have no operations with which to raise cash. Our only source for cash at this time is investments by our current sole officer and director.

Management believed that the market for oil based products in the automotive industry could be successful throughout the Asian markets, but has struggled in this endeavor. Accordingly, although we have not abandoned the business model for the distribution of petrochemical products in the automotive industry, however we are also pursuing mergers and acquisitions of non-petrochemical companies in Asia and the United States. Any change in our strategic business direction may take years to complete and future cash flows, if any, are impossible to predict at this time.

We make use of our own website www.slpc1.com to disseminate information regarding our services to gain access to potential clients and target companies for mergers and acquisitions.

We originally engaged AF Ocean Investment Management Company (the “Service Provider”), effective June 1, 2014, for access to and use of office space at a location leased by the Service Provider from a third party, for legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters as they should arise, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”).

The agreement with the Service Provider was continued for another one year term. We paid the Service Provider a management fee of $1996 per month, totaling $23,957 for the twelve month ended December 31, 2016.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission (“SEC”) and Exchange Act reporting filing expenses, including associated accounting fees; costs incident to reviewing or investigating any potential business venture; maintaining our good standing as a corporation in our state of organization; and payment of the $1,996 monthly management fee.

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

State and Local Regulations

There’s no state or local regulations that require us to obtain a special business license for our business, however the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker’s Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On April 1, 2016, we moved our corporate office from the office space we were occupying with the Service Provider at 11015 Gatewood Drive, Suite 103, Lakewood Ranch, Florida 34211 to 3904 US Hwy 301 N Ellenton, FL 34222. The office space is rented by AF Ocean Investment Management Company the (Service Provider), and the Company pays a monthly management fee to them for services provided which includes the company’s rent. The Service Provider entered into a lease with the landlord. We share the space with the Service Provider, and ChinAmerica Andy Movie Entertainment Media Co. at 3904 US Hwy 301 N Ellenton, FL 34222. The Service Provider’s lease is for a term of one year commencing April 1, 2016, and the monthly rent is $400. We did not enter into a sub-lease with the Service Provider for use of the space. Instead, our use of 3904 US Hwy 301 N Ellenton, FL 34222 is included as part of the services provided by the Service Provider. We consider our current office space arrangement adequate and will reassess our needs based upon our future growth.

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

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$1.50	$1.50
Second Quarter	$1.50	$1.50
Third Quarter	$1.50	$1.50
Fourth Quarter	$1.50	$1.50

Fiscal Year Ended December 31, 2015
First Quarter	$0.75	$0.75
Second Quarter	$2.50	$2.50
Third Quarter	$1.00	$1.00
Fourth Quarter	$0.70	$0.70

The SEC generally defines what is referred to as “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Holders

As of the close of business on December 31, 2016, there were approximately 36 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We did not sell any unregistered common stock or other equity securities during the fiscal year ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2016.

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

Overview

We were incorporated in the State of Florida on June 29, 2000 under the name Quality Wallbeds, Inc. In December 2012, we changed our name in anticipation of new business opportunities in the distribution of petrochemical products in the automotive industry. From our inception through May 2013, we provided custom home furniture and closet organizing systems. We discontinued our wall bed operations in May, 2013. Since then we have focused our efforts on exploring various business opportunities to determine the best strategic business direction. Although we have not abandoned the business model for the distribution of petrochemical products in the automotive industry, we are also pursuing mergers and acquisitions of non-petrochemical companies in Asia and the United States. Since the change in the business model, current management has seen a direct impact on our revenues. Future cash flows, if any, are impossible to predict at this time. We may raise cash from sources other than our operations. Our only other source for cash at this time is loans from our Chairman, Andy Fan. Any change in our strategic business direction may take years to complete and future cash flows, if any, are impossible to predict at this time.

Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2016 and 2015.

	Fiscal Years Ended December 31,
	2016	2015	% Change
Revenue:	$-	$-	0%
General and Administrative Expense	$27,852	$25,109	17%
General and Administrative – Related Party	23,957	35,856	34%
Income (Loss) from Operations	$(51,809)	$(60,965)	15%

Net Income (Loss)	$(18,955,230)	$(69,228)	-273%
Income (Loss) per Share: Basic and Diluted	$(0.58)	$(0.00)

Revenue from Operations

For the fiscal year ended December 31, 2016, there was no revenue.

General and Administrative Expenses

During the fiscal year ended December 31, 2016, general and administrative expenses of $27,852 consist of those expenses related to the payment of our Securities and Exchange Commission (“SEC”) and Exchange Act reporting filing expenses, including associated accounting fees and any potential business ventures.

General and Administrative Expenses – Related Party

During the fiscal year ended December 31, 2016, operating expenses of $23,957 consist of those expenses related to the management fees paid to the Service Provider.

Net Income (Loss)

As a result of the factors described above, we show a net loss of ($18,955,230) for the fiscal year ended December 31, 2016 as compared to ($69,228) for the fiscal year ended December 31, 2015. Management believes the loss from operations is consistent with the change in direction.

Liquidity and Capital Resources

General

At December 31, 2016, we had cash and cash equivalents of $21,316. We have met our cash needs through cash flows from officer loans throughout the current fiscal year. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding.

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

Operating activities

Our continuing operating activities used cash of ($47,065) and ($64,711) for the fiscal years ended December 31, 2016 and 2015, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the fiscal years ended December 31, 2016 or 2015.

Financing activities

Net cash from our financing activities was $0 for the fiscal year ended December 31, 2016, compared to $110,000 for the fiscal year ended December 31, 2015.

As of December 31, 2016, our current assets exceed our liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($18,955,230) for the fiscal year ended December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and for the fiscal years ended December 31, 2016 and 2015 are set forth on pages F-1 to F-12 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 29, 2015, the Board of Directors of Sichuan Leaders Petrochemical Company (the “Company”) approved the withdrawal of DKM Certified Public Accountants (“DKM”) as the Company’s independent registered public accounting firm, effective as of June 29, 2015.

On July 1, 2015, the Board of Directors of the Company approved the engagement of Stevenson & Company CPAS LLC as the Company’s new independent registered public accounting firm, effective as of June 29, 2015. Stevenson & Company CPAS LLC conducted the review engagement on the Company’s quarterly Financial Statements commencing with the June 30, 2015 quarterly review.

On June 1, 2017, the Board of Directors of Sichuan Leaders Petrochemical Company (the “Company”) approved the withdrawal of Stevenson & Company CPAS LLC (Stevenson’s) as the Company’s independent registered public accounting firm, effective as of June 1, 2017.

On June 1, 2017, the Board of Directors of the Company approved the engagement of MaloneBailey, LLP as the Company’s new independent registered public accounting firm, effective as of June 1, 2017

For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on June 1, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2016, we did not maintain effective internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2016 but not reported, whether or not otherwise required by this Form 10-K.

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

Name	Age	Position

Andy Fan	52	Chairman of the Board, President, Treasurer, Chief Executive Officer, Chief Financial Officer

Background of Directors and Executive Officers

Andy Fan was appointed as a director and Chairman of the Board on December 15, 2012. He was subsequently appointed as Chief Financial Officer and Treasurer on August 7, 2013 and Chief Executive Officer and President on October 21, 2013. Mr. Fan is a prominent Chinese-American businessman with outstanding connections within the Chinese government, long standing relationships with the Chinese media and a strong following in China where he has appeared in various forms of media. He once served as the interpreter for China’s Head of State - Prime Minister Li Peng in 1987, was awarded a full scholarship thereafter for graduate study in the U.S., where he was introduced to former U.S. President William Clinton by the University President and subsequently served as former President Clinton’s Chinese interpreter.

Mr. Fan has written 15 books since 2004, including one describing his experience serving as President Clinton’s Chinese interpreter titled “Clinton and My Life,” which became the No. 1 best seller in China in June 2011. His 15 books are popular in China and have made him a well-respected and sought-after public speaker, as well as a frequent guest on Chinese television programs. He has also been featured in numerous Chinese magazines, including “Chinese Business Leader,” “China Celebrity,” “China Private Capital,” “World Chinese Businessman,” “Discovery,” “Commerce” and “The View,” among others. Due to his achievements and notoriety in China, he has been invited as the guest of honor and/or speaker by many prominent organizations, such as being invited to the Nobel Laureates Beijing Forum and Forbes China City Investment Forum in 2006. In 2009, in celebration of the 60th anniversary of the founding of the People’s Republic of China, Mr. Fan was chosen to be one of “China’s 60 Role Models in 60 Years,” and his portrait was printed on a Chinese Postage Stamp that same year.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2016, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

During the fiscal years ended December 31, 2016 and 2015, we did not pay any compensation (cash, equity, incentive, deferred or otherwise) to our executive officers or enter into any verbal or written agreement to pay such compensation. Cash compensation amounts will be determined in the future based on the availability of funds, services to be rendered and time devoted to our business. Other elements of compensation, if any, will be determined at that time or at other times in the future.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2016, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Andy Fan (1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Summary Compensation Table - Officers

(1)	The Company has not entered into any employment contracts with Mr. Fan.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2016, although we may choose to adopt a plan for equity awards in the future.

Director Compensation

We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our sole director for his services in that capacity during the fiscal year ended December 31, 2016, although we may choose to adopt a policy in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of December 31, 2016 by: (1) each director; (2) each named executive officer; (3) all of our director and executive officers as a group, and (4) each shareholder identified as beneficially owning greater than 5% of our outstanding shares of common stock. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power. To our knowledge, none of the shares reported below are pledged as security.

The percentage of outstanding common shares has been calculated based upon 43,425,000 shares of common stock outstanding on December 31, 2016. There are no stock options, warrants and/or other convertible or exercisable securities outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Fan 3904 US Highway 301 North Ellenton, FL 34222	40,000,020	92.11%

All directors and executive officers as a group (1 person)	40,000,020	92.11%

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

Commencing June 1, 2014, we engaged AF Ocean Investment Management Company (the “Service Provider”), for access to and use of office space at a location leased by the Service Provider from a third party, for legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters as they should arise, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”).

The agreement with the Service Provider is for an initial term of one year, and automatically renews for another year unless we provide written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. We pay the Service Provider a management fee of $1,996 per month. Our sole officer, director and majority shareholder, Andy Fan, is the sole officer and director of the Service Provider. Mr. Fan is also the beneficial owner of approximately 37% of the Service Provider’s outstanding common stock, on a fully-diluted basis.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just a sole director, he functions as and performs the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Andy Fan is not considered independent under Nasdaq Listing Rule 5605(a)(2) because he is an “executive officer” of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

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

Year	Audit Fees Stevenson	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2016	$11,500	$0	$0	$0	$11,500
2015	$8,000	$0	$850	$0	$8,850

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

Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only one director who is also our sole executive officer. However, the engagement of MaloneBailey, LLP as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2016 and 2015 was pre-approved by our sole director in order to assure that the services performed by MaloneBailey, LLP do not impair their independence from us. We paid MaloneBailey, LLP for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2016 and December 31, 2015

•	Statements of Operations for the years ended December 31, 2016 and December 31, 2015

•	Statements of Stockholders’ Equity for the years ended December 31, 2016 and December 31, 2015

•	Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

•	Notes to the Financial Statements

(2)	Financial Statement Schedules

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

101

Financial statements of Sichuan Leaders Petrochemical Company for the fiscal year ended December 31, 2016 and December 31, 2015 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

_______________

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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: July 25, 2017 By:	/s/ANDY FAN
Andy Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 25, 2017 By:	/s/ANDY FAN
Andy Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sichuan Leaders Petrochemical Company

We have audited the accompanying balance sheet of Sichuan Leaders Petrochemical Company (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sichuan Leaders Petrochemical Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 24, 2017

SICHUAN LEADERS PETROCHEMICAL COMPANY

Balance Sheets

As of December 31,

US Dollars $	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,316	$68,381
Prepaid Expenses	5,112	3,849
Total Current Assets	26,428	72,230
Total Assets:	26,428	72,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	6,057	66
Interest Payable	16,700	8,263
Loans from Shareholder	-	110,000
Total Current Liabilities	22,757	118,329
Total Liabilities:	22,757	118,329
Stockholders’ Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 43,425,000 and 30,755,000 issued and outstanding at December 31, 2016 and December 31, 2015 respectively	434,250	307,550
Additional paid in capital	18,809,734	(68,566)
Accumulated Deficit	(19,240,313)	(285,083)
Total Stockholders’ Equity	(3,671)	(46,099)
Total Liabilities and Stockholders’ Equity	$26,428	$72,230

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements of Operations

Year Ended December 31,

US Dollars $	2016	2015
Revenue:	$-	$-
Operating Expenses:
General and Administrative	27,852	25,109
General and Administrative – Related Party	23,957	35,856
Operations Loss:	(51,809)	(60,965)

Other Income/Expense
Interest Income	16	-
Interest Expense – Related Party	(8,437)	(8,263)
Loss on Conversion	(18,895,000)	-
Net Income (Loss):	$(18,955,230)	$(69,228)

Basic and Diluted Earnings (Loss) per share:	(0.58)	(0.00)
Weighted average number of shares outstanding	32,560,041	30,755,000

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements of Changes in Stockholders’ Equity

Year Ended December 2016, and 2015

	Common Stock		Additional Paid in	Stockholder	Retained Earnings (Accumulated	Total Shareholder Equity
	Shares	Amount	Capital	Distribution	Deficit)	(Deficit)
Balance as of December 31, 2014	30,755,000	$307,550	$(68,566)	$-	$(215,855)	$23,129
Net Loss 2015	-	-	-	-	(69,228)	$(69,228)
Balance as of December 31, 2015	30,755,000	$307,550	$(68,566)	$-	$(285,083)	$(46,099)
Stock Issued for Related Party Debt	12,670,000	$126,700	$18,878,300	-	-	$19,005,000
Net Loss 2016	-	-	-	-	$(18,955,230)	$(18,955,230)
Balance as of December 31, 2016	43,425,000	$434,250	$18,809,734	$-	$(19,240,313)	$(3,671)

The accompanying notes are an integral part of these financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Statements of Cash Flows

Year Ended December 31,

US Dollars $	2016	2015
Cash Flows from Operating Activities:
Net Income (Loss)	$(18,955,230)	$(69,228)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on Stock Issued for Related Party Debt	18,895,000	-
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	5,991	(3,729)
Interest Payable	8,437	8,263
Prepaid Expenses	(1,263)	(17)
Net Cash Flows Used In Operating Activities	(47,065)	(64,711)

Cash Flows from Financing Activities:
Loans from Shareholders	-	110,000
Net Cash Provided by (Used by) Financing Activities	-	110,000

Change in Cash and Cash Equivalents:	(47,065)	45,289
Cash and Cash Equivalents, Beginning of Period	68,381	23,092
Cash and Cash Equivalents, End of Period	$21,316	$68,381

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Financing Activities
Common Stock Issued for Related Party Debt	110,000	-

The accompanying notes are an integral part of these financial statements.

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

December 31, 2016

NOTE 1. NATURE OF BUSINESS

Organization

Sichuan Leaders Petrochemical Company (“SLPC” or the “Company”) was incorporated under the name Quality WallBeds, Inc. on June 29, 2000 in the state of Florida. The Company was a furniture retailer specializing wall beds, closets and shelving. The Company had a single retail location in Saint Petersburg, Florida. The Company discontinued the Florida wall bed operations in May, 2013.

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

The Company’s headquarters are located in Ellenton, Florida.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no ongoing business or other source of income and incurred a net loss of ($18,955,230) for the twelve month year ended December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Related Party

Accounting Standards Codification Section 850 (ASC 850), Related Party Disclosures provides requirements related to management’s disclosure of transactions with related parties. See NOTE 4 for Related Party Disclosures.

Basis of Presentation

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 the Company’s deposits did not exceed the amount of insurance provided on such deposits. All amounts referred to herein are in US Dollars unless otherwise noted.

Financial Instruments

The Company’s financial assets are comprised of cash and cash equivalents and Prepaid expenses. Our liabilities consist of accounts payable.

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

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2016, tax years 2015, 2014, and 2013, remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding during the years ended December 31, 2016 or 2015.

Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

We share the same Chief Executive Officer and controlling shareholder as the Service Provider. We pay the Service Provider $1,996 per month for access to and use of office space at a location leased by the Service Provider from a third party, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”).

In February 2015, the majority shareholder loaned the company $110,000 to fund the operations of the company.

On November 10, 2016, Chairman Andy Fan offered to accept 12,670,000 shares of common stock, at a price of $0.01 per share, in exchange for cancelling the debt. However, as per FASB ASC 820-10 “Fair Value Measurements and Disclosures the issuance should be valued at the closing price on the date of the issuance, which was $1.50. The difference in value is disclosed on the income statement under loss on conversion in the amount of $18,895,000.

NOTE 5. INCOME TAXES

As of December 31, 2016 and December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

US Dollars $	For the Years Ended December 31,
	2016	2015
Tax Expense (benefit) at the Statutory Rate	(20,500)	(23,500)
State Income Taxes, Net of Federal Income Tax Benefit	(2,000)	(2,500)
Change in Valuation allowance	(22,500)	(26,000)
Total	-	-

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

As of December 31, 2016, the Company has net operating losses from operations of 219,000. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2016 and December 31, 2015 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
US Dollars $	2016	2015
Deferred tax assets	$77,000	$55,600
Valuation allowance	(77,000)	(55,600)
Net deferred tax asset	$-	$-

The tax returns for 2013 through 2016 remain open for inspection by federal and state taxing authorities

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

Leases And Facility

The office space is rented by AF Ocean Investment Management Company (Service Provider), and the Company pays $1,996 per month to Service Provider for management services provided which includes the Company’s rent.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7. STOCKHOLDERS’ EQUITY

In February, 2015, the Company received 2 Promissory Notes from Andy Fan evidencing a loan from Andy Fan to the Company in the amount of One Hundred Ten Thousand and No/100 Dollars ($110,000). Chairman Andy Fan agreed to cancel the debt in exchange for 12,670,000 shares of stock.

NOTE 8. SUBSEQUENT EVENTS

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

