Form 10-Q
period 2017-03-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2017-08-07
CIK 1547355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 000-54820

SICHUAN LEADERS PETROCHEMICAL COMPANY
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

3904 US Hwy 301 N Ellenton, FL 34222
(Address of Principal Executive Offices)

(941) 907-6889
(Registrant’s Telephone Number, Including Area Code)

________________________
(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 31, 2017, there were 43,425,000 shares of common stock outstanding.

EXPLANATORY NOTE

General. This quarterly report on Form 10-Q is for the fiscal quarter ended March 31, 2017. It is being filed by us in an attempt to satisfy the delinquent filing status and to become current in our filing obligations under the Securities Exchange Act of 1934, as amended.

Background of the Filing Delay. We were unable to file the above referenced periodic reports due to the Company’s lack of revenue generated which has made it difficult to sufficiently fund the costs of the filings. However, on May 31, 2017, the Company entered into a transactional agreement with VentureVest Capital (VentureVest) in a consulting capacity to assist in bringing the Company’s delinquent filings current. VentureVest has offered to loan the Company an estimated amount of $19,000, and has agreed to accept promissory notes for each issuance of funds on the date the transfer of funds takes place. Furthermore, the Company has agreed that VentureVest will have the exclusive right to represent the Company and to locate a buyer.

On May 31, 2017, VentureVest has agreed to accept the 1st convertible Promissory Note for the total amount of $6,000. These convertible promissory notes will be issued at a rate of $0.05 per share. On June 14, 2017, The 2nd convertible Promissory Note was issued to VentureVest in the amount of $8,690.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SICHUAN LEADERS PETROCHEMICAL COMPANY

BALANCE SHEETS

As of March 31, 2017 (unaudited) and December 31, 2016

(All amounts shown in U.S. Dollars)	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,931	$21,316
Prepaid Expenses	2,972	5,112
Total Current Assets	10,903	26,428
Total Assets:	10,903	26,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	200	6,057
Interest Payable	-	16,700
Total Current Liabilities	200	22,757
Total Liabilities	200	22,757

Stockholders' Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 43,425,000 and 43,425,000 issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	434,250	434,250
Additional Paid in Capital	18,826,434	18,809,734
Accumulated Deficit	(19,249,981)	(19,240,313)
Total Stockholders’ Deficit	(10,703)	3,671

Total Liabilities and Stockholders' Deficit	$10,903	$26,428

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)

Revenue:	$-	$-

Operating Expenses:
General and Administrative - Related Party	5,989	5,989
General and Administrative	3,679	13,067
Operations Loss	(9,668)	(19,056)

Other Income (Expense)
Interest Expense – Related Party	-	(2,435)
Net Loss	$(9,668)	$(21,491)

Basic and Diluted Net (Loss) per share:	(0.00)	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	43,425,000	30,755,000

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(9,668)	$(21,491)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Payable	(5,857)	6,590
Interest Payable	-	2,441
Prepaid Expenses	2,140	1,912
Net Cash Flows Used in Operating Activities:	(13,385)	(10,548)

Change in Cash and Cash Equivalents:	(13,385)	(10,548)

Cash and Cash Equivalents, Beginning of Period	21,316	68,381

Cash and Cash Equivalents, End of Period	$7,931	$57,833

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

NON-CASH FINANCING ACTIVITIES:
Forgiveness of Accrued Interest by Related Party	16,700	-

The accompanying notes are an integral part of these unaudited financial statements.

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no ongoing business or other source of income and incurred a net loss of ($9,668) for the three month period ended March 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. In the opinion of management there have been no changes to the Company’s significant accounting policies, referred to in the audited financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed July 25, 2017. All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2017 and 2016; (b) the financial position at March 31, 2017; and (c) cash flows for the three month period ended March 31, 2017 and 2016, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit. However, there is no written commitment to this effect.

In addition to further assist the Company majority shareholder Andy Fan has agreed to forgive the total amount of $16,700 in interest payable on the $110,000 note from February 10, 2015.

March 1, 2017 the Board of Directors agreed to cancel the management agreement with AF Ocean Investment Management Company (AF Ocean).

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company does not have employment contracts with its key employees, including the officers of the Company.

Leases And Facility

Our office is located at 3904 US Hwy 301 N Ellenton, FL 34222. We share the office with the Service Provider and ChinAmerica Andy Movie Entertainment Media Co. The service provider pays rent in the amount of $400 per month. However, the management agreement between the Company and AF Ocean ceased at the end of March 31, 2017.

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

On May 31, 2017, VentureVest has agreed to accept the 1st convertible Promissory Note for the total amount of $6,000. These convertible promissory notes have been issued at a rate of $0.05 per share.

On June 14, 2017, VentureVest has agreed to accept the 2nd convertible Promissory Note for the total amount of $8,690. These convertible promissory notes have been issued at a rate of $0.05 per share

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are exploring various opportunities, including the petrochemical field, to determine our best strategic business direction. Since the change in the business model, current management has seen a direct impact on our revenues. Future cash flows, if any, are impossible to predict at this time. We may raise cash from sources other than our operations. Our only other source for cash at this time is investments by others in the Company or our sole director and executive officer, Andy Fan. Any change in our strategic business direction may take years to complete and future cash flows, if any, are impossible to predict at this time.

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three month period ended March 31, 2017 and 2016

Results of Operations for the Three month period Ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016	% Change
Revenue	$-	$-	0%
General and Administrative Expense – Related Party	5,989	5,989	0%
General and Administrative Expense	3,679	13,067	72%
Loss from Operations	(9,668)	(19,056)	50%
Other Income and (Expense)
Interest Expense – Related Party	-	(2,435)	1%
Net Loss	$(9,668)	$(21,491)	55%

Revenue from Operations

For the three month period ended March 31, 2017 and March 31, 2016, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the three month period ended March 31, 2017 and March 31, 2016, general and administrative expenses were $3,679 and $13,067, respectively, which consist of those expenses related to the current operations of the Company. The decrease in expenses between the two periods relates directly to the Company’s inability to file Form 10-K for December 31, 2016 in a timely manner.

General and Administrative Expenses

For the three month period ended March 31, 2017 and March 31, 2016, general and administrative expenses were $3,681 and $13,067, respectively, which consist of those expenses related to the current operations of the Company. The decrease in expenses between the two periods relates directly to the Company’s inability to file Form 10-K for December 31, 2016 in a timely manner.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($9,668) and ($21,491) for the three month period ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

General.

At March 31, 2017, we had cash and cash equivalents of $7,931. We have historically met our cash needs through cash flows from operating activities. However, since the discontinuation of our Florida wall bed operation the controlling shareholders have continued to fund the Company’s operating expenses through shareholder loans as necessary. Our cash requirements are generally for general and administrative activities, including all expenses related to periodic filings with the SEC. We have raised capital through officer loans during the previous fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

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

Operating activities

Our continuing operating activities used cash of ($13,385) and ($10,548) for the three month period ended March 31, 2017 and 2016, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the three month period ended month period ended March 31, 2017 or 2016.

Financing activities

Cash provided in our financing activities was $0 for the three month period ended March 31, 2017, compared to $0 during the comparable period in 2016.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($9,668) for the three month period ended March 31, 2017. Due to the Company’s limited liquid resources, recurring losses from operations and the Company’s need to raise additional capital, all raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

With respect to the period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2017, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2017, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2017.

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
101

Financial statements from the quarterly report on Form 10-Q of Sichuan Leaders Petrochemical Company for the fiscal quarter ended March 31, 2017, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

________________

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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated August 4, 2017	By:	/s/ Andy Z. Fan
Andy Z. Fan
Principal Executive Officer
Principal Financial Officer

