Form 10-Q
period 2017-06-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2017-08-07
CIK 1547355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

__________________________
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

As of August 1, 2017, there were 43,425,000 shares of common stock outstanding.

EXPLANATORY NOTE

General. This quarterly report on Form 10-Q is for the fiscal quarter ended June 30, 2017. It is being filed by us in an attempt to satisfy the delinquent filing status and to become current in our filing obligations under the Securities Exchange Act of 1934, as amended.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SICHUAN LEADERS PETROCHEMICAL COMPANY

BALANCE SHEETS

As of June 30, 2017 (unaudited) and December 31, 2016

(All amounts shown in U.S. Dollars)	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,576	$21,316
Prepaid Expenses	236	5,112
Total Current Assets	19,812	26,428
Total Assets:	19,812	26,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	-	6,057
Interest Payable	-	16,700
3rd party convertible loan	14,690	-
Total Current Liabilities	14,690	22,757
Total Liabilities	14,690	22,757

Stockholders’ Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 43,425,000 and 43,425,000 issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	434,250	434,250
Additional Paid in Capital	18,826,434	18,809,734
Accumulated Deficit	(19,255,562)	(19,240,313)
Total Stockholders’ Deficit	5,122	3,671

Total Liabilities and Stockholders’ Deficit	$19,812	$26,428

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2017 (unaudited)	2016 (unaudited)	2017 (unaudited)	2016 (unaudited)
Revenue:	$-	$-	$-	$-

Operating Expenses:
General and Administrative - Related Party	5,989	11,979	-	5,989
General and Administrative	9,260	16,647	5,581	3,587
Operations Loss	(15,249)	(28,626)	(5,581)	(9,576)

Other Income (Expense)
Interest Expense – Related Party	-	4,882	-	2,441
Net Loss	(15,249)	(33,508)	(5,581)	(12,017)

Basic and Diluted Net (Loss) per share:	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	43,425,000	30,755,000	43,425,000	30,755,000

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2017 (unaudited)	2016 (unaudited)
Net Loss	$(15,249)	$(33,508)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Changes in Operating Assets and Liabilities:
Accounts Payable	(6,057)	(66)
Interest Payable	-	4,882
Prepaid Expenses	4,876	3,824
Net Cash Flows Used in Operating Activities:	(16,430)	(24,868)

Cash Flows from Financing Activities:

Convertible Loan (non-affiliate)	14,690	-
Net Cash Provided by Financing Activities	14,690	-

Change in Cash and Cash Equivalents:	(1,740)	(24,868)

Cash and Cash Equivalents, Beginning of Period	21,316	68,381

Cash and Cash Equivalents, End of Period	$19,576	$43,513

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

NON-CASH FINANCING ACTIVITIES:
Forgiveness of Accrued Interest by Related Party	16,700	-

The accompanying notes are an integral part of these unaudited financial statements.

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no ongoing business or other source of income and incurred a net loss of ($15,249) for the six month period ended June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month period ended June 30, 2017 and 2016; (b) the financial position at June 30, 2017; and (c) cash flows for the six month period ended June 30, 2017 and 2016, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit. However, there is no written commitment to this effect.

In addition to further assist the Company majority shareholder Andy Fan has agreed to forgive the total amount of $16,700 in interest payable on the $110,000 note from February 10, 2015

March 1, 2017 the Board of Directors agreed to cancel the management agreement with AF Ocean Investment Management Company (AF Ocean) effective April 1, 2017.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company does not have employment contracts with its key employees, including the officers of the Company.

Leases And Facility

Our office is located at 3904 US Hwy 301 N Ellenton, FL 34222. We share the office with the Service Provider and ChinAmerica Andy Movie Entertainment Media Co. The service provider pays rent in the amount of $50 per month. However, the management agreement between the Company and the Service Provider AF Ocean was cancelled as of April 1, 2017.

Other Commitments

On May 31, 2017, the Company entered into a transactional agreement with VentureVest Capital (VentureVest) in a consulting capacity to assist in bringing the Company’s delinquent filings current. VentureVest has offered to loan the Company an estimated amount of $19,000, and has agreed to accept promissory notes for each issuance of funds on the date the transfer of funds takes place. See below for details of all Promissory Notes issued to date. Furthermore, the Company has agreed that VentureVest will have the exclusive right to represent the Company and to locate a buyer for the common stock owned by Mr. Fan.

On May 31, 2017, VentureVest has agreed to accept the 1st convertible Promissory Note for the total amount of $6,000. These convertible promissory notes have been issued at a rate of $0.05 per share.

On June 14, 2017, VentureVest has agreed to accept the 2nd convertible Promissory Note for the total amount of $8,690. These convertible promissory notes have been issued at a rate of $0.05 per share

The company evalauated the convertible note for ASC 815 and determined that derivative accounting was not deemed necessary. The company evaluated ASC 470 and determined that accounting for beneficial conversion was not needed for the convertible note.

NOTE 5. SUBSEQUENT EVENTS

July 31, 2017, VentureVest has agreed to accept the 3rd convertible Promissory Note for the total amount of $7,680. These convertible promissory notes have been issued at a rate of $0.05 per share.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the six  and three month period ended June 30, 2017 and 2016

Results of Operations for the Six month period Ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016	% Change
Revenue	$-	$-	0%
General and Administrative Expense – Related Party	5,989	11,979	-50%
General and Administrative Expense	9,260	16,647	45%
Loss from Operations	(15,249)	(28,626)	47%
Other Income and (Expense)
Interest Expense – Related Party	-	(4,882)	100%
Net Loss	$(15,249)	$(33,508)	55%

Revenue from Operations

For the six month period ended June 30, 2017 and June 30, 2016, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the six month period ended June 30, 2017 and June 30, 2016, related party operating expenses were $5,989 and $11,979, respectively. As of April 1, 2017 the contract with the Service Provider AF Ocean was cancelled.

General and Administrative Expenses

For the six month period ended June 30, 2017 and June 30, 2016, general and administrative expenses were $9,260 and $16,647, respectively, which consist of those expenses related to the current operations of the Company. The decrease in expenses between the two periods relates directly to the lack of expenses from the periodic filings with the SEC.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($15,249) and ($33,508) for the six month period ended June 30, 2017 and 2016, respectively.

Results of Operations for the Three month period Ended June 30, 2017 and 2016.

Three Months Ended June 30,
	2017	2016	% Change
Revenue	$-	$-	0%
General and Administrative Expense – Related Party	-	5,989	100%
General and Administrative Expense	5,581	3,587	56%
Loss from Operations	(5,581)	(9,576)	42%
Other Income and (Expense)
Interest Expense – Related Party	-	(2,441)	100%
Net Loss	$(5,581)	$(12,017)	54%

Revenue from Operations

For the three month period ended June 30, 2017 and June 30, 2016, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the three month period ended June 30, 2017 and June 30, 2016, the related party operating expenses were $0 due to the cancellation of the contract with the Service Provider AF Ocean on April 1, 2017, and $5,989, respectively.

General and Administrative Expenses

For the three month period ended June 30, 2017 and June 30, 2016, general and administrative expenses were $5,581 and $3,587, respectively. The increase directly relates to the audit fees for the Company.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($5,581) and ($12,017) for the three month period ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

General.

At June 30, 2017, we had cash and cash equivalents of $19,576. We have historically met our cash needs through cash flows from operating activities. However, since the discontinuation of our Florida wall bed operation the controlling shareholders have continued to fund the Company’s operating expenses through shareholder loans as necessary. Our cash requirements are generally for general and administrative activities, including all expenses related to periodic filings with the SEC. We have raised capital through officer loans during the previous fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

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

Operating activities

Our continuing operating activities used cash of ($16,430) and ($24,868) for the six month period ended June 30, 2017 and 2016, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the six month period ended month period ended June 30, 2017 or 2016.

Financing activities

Cash provided in our financing activities was $14,690 for the six month period ended June 30, 2017, consisting of the $14,690 which is the total promissory notes given to VentureVest Capital, compared to cash of $0 during the comparable period in 2016.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($15,249) for the six month period ended June 30, 2017. Due to the Company’s limited liquid resources, recurring losses from operations and the Company’s need to raise additional capital, all raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

With respect to the period ending June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2017, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2017, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the six months ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2017.

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
101

Financial statements from the quarterly report on Form 10-Q of Sichuan Leaders Petrochemical Company for the fiscal quarter ended June 30, 2017, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

___________

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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated August 1, 2017	By:	/s/ Andy Z. Fan
Andy Z. Fan
Principal Executive Officer
Principal Financial Officer

