Form 10-K/A
period 2016-12-31
SICHUAN LEADERS PETROCHEMICAL Co
filed 2017-10-05
CIK 1547355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of September 30, 2017, there were 43,425,000 shares of common stock outstanding.

EXPLANATORY NOTE

Sichuan Leaders Petrochemical Company is filing this Form 10-K/A as Amendment No. 1 to its Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016 as filed with the Securities and Exchange Commission on July 25, 2016 (the “Original Filing”).

We are filing this Form 10-K/A to:

1.	Include the missing predecessor auditor, Stevenson & Company CPAs LLC, Independent Register’s Public Accounting Firm Report that addresses the financial statements as of and for the year ended December 31, 2015. This report was inadvertently left out of the filing on July 25, 2016.

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

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated: October 5, 2017 By:	/s/ANDY FAN
Andy Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 5, 2017 By:	/s/ANDY FAN
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

www.malonebailey.com

Houston, Texas

July 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sichuan Leaders Petrochemical Company

We have audited the accompanying balance sheet of Sichuan Leaders Petrochemical Company as of December 31, 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sichuan Leaders Petrochemical Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

