Form 10-Q
period 2017-09-30
SICHUAN LEADERS PETROCHEMICAL Co
filed 2017-11-20
CIK 1547355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

(852) 67649599
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

As of November 20, 2017, there were 43,425,000 shares of common stock outstanding.

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●	our ability to execute on our growth strategies;

●	our ability to find manufacturing partners on favorable terms;

●	declines in general economic conditions in the markets where we may compete;

●	our anticipated needs for working capital; and

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SICHUAN LEADERS PETROCHEMICAL COMPANY

BALANCE SHEETS

As of September 30, 2017 (unaudited) and December 31, 2016

(All amounts shown in U.S. Dollars)	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,314	$21,316
Prepaid Expenses	236	5,112
Total Current Assets	15,550	26,428
Total Assets:	15,550	26,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	7,500	6,057
Interest Payable	-	16,700
Convertible Note Payable, net of unamortized beneficial conversion feature	5,851	-
Total Current Liabilities	13,351	22,757
Total Liabilities	13,351	22,757

Stockholders’ Equity:
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 43,425,000 and 43,425,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	434,250	434,250
Additional Paid in Capital	18,848,804	18,809,734
Accumulated Deficit	(19,280,855)	(19,240,313)
Total Stockholders’ Equity	2,199	3,671

Total Liabilities and Stockholders’ Equity	$15,550	$26,428

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017 (unaudited)	2016 (unaudited)	2017 (unaudited)	2016 (unaudited)
Revenue:	$-	$-	$-	$-

Operating Expenses:
General and Administrative - Related Party	10,489	17,968	4,500	5,989
General and Administrative	24,206	23,767	14,946	7,120
Operations Loss	(34,695)	(41,735)	(19,446)	(13,109)

Other Income (Expense)
Interest Expense – Related Party	4	(7,350)	-	(2,468)
Interest Expense	(5,851)	-	(4,970)	-
Net Loss	(40,542)	(49,085)	(24,416)	(15,577)

Basic and Diluted Net Loss per share:	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	43,425,000	30,755,000	43,425,000	30,755,000

The accompanying notes are an integral part of these unaudited financial statements.

SICHUAN LEADERS PETROCHEMICAL COMPANY

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2017 (unaudited)	2016 (unaudited)
Net Loss	$(40,542)	$(49,085)
Adjustments to reconcile net loss to net cash used in provided by operations:
Amortization of debt discount	5,851	-
Changes in Operating Assets and Liabilities:
Accounts Payable	1,443	5,923
Interest Payable	-	7,350
Prepaid Expenses	4,876	(3,800)
Net Cash Flows Used in Operating Activities:	(28,372)	(39,612)

Cash Flows from Financing Activities:

Convertible Note	22,370	-
Net Cash Provided by Financing Activities	22,370	-

Change in Cash and Cash Equivalents:	(6,002)	(39,612)

Cash and Cash Equivalents, Beginning of Period	21,316	68,381

Cash and Cash Equivalents, End of Period	$15,314	$28,769

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

NON-CASH FINANCING ACTIVITIES:
Forgiveness of Accrued Interest by former Related Party	16,700	-

The accompanying notes are an integral part of these unaudited financial statements.

Sichuan Leaders Petrochemical Company

Notes to Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no ongoing business or other source of income and incurred a net loss of ($40,542) for the nine month period ended September 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month period ended September 30, 2017 and 2016; (b) the financial position at September 30, 2017 and December 31, 2016; and (c) cash flows for the nine month period ended September 30, 2017 and 2016, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Cash and Cash Equivalents

We consider cash equivalent with original maturities of 90 days or less to be cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments and Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes payable (net of unamortized BCF) – September 30, 2017	$-	$-	$5,851

Recently Issued or Adopted Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit. However, there is no written commitment to this effect.

In addition to further assist the Company former Chief Executive Officer, Andy Fan has agreed to forgive the total amount of $16,700 in interest payable on the $110,000 note from February 10, 2015. The forgiveness of debt was recorded under additional paid in capital.

March 1, 2017 the Board of Directors agreed to cancel the management agreement with AF Ocean Investment Management Company (AF Ocean) effective April 1, 2017. For the nine months ended September 30, 2017 and 2016, management fee paid to AF Ocean were $10,489 and $17,968.

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

Other Commitments

On May 31, 2017, the Company entered into a transactional agreement (the “Agreement”) with VentureVest Capital (VentureVest) in a consulting capacity to assist in bringing the Company’s delinquent filings current. VentureVest has offered to loan the Company an estimated amount of $22,370, and has agreed to accept promissory notes for each issuance of funds on the date the transfer of funds takes place. See below for details of all Promissory Notes issued to date. Furthermore, the Company has agreed that VentureVest will have the exclusive right to represent the Company and to locate a buyer for the common stock owned by Mr. Fan. Any and all contractual obligations of VentureVest under the Agreement have been terminated upon closing of the change of control transaction.

On May 31, 2017, VentureVest has agreed to accept the 1st convertible Promissory Note (“Promissory Note 1”) for the total amount of $6,000, the note is interest free until December 31, 2017, after which time it shall bear an interest rate of 6% per annum. The conversion rate is $0.05 per share.

On June 14, 2017, VentureVest has agreed to accept the 2nd convertible Promissory Note (“Promissory Note 2”) for the total amount of $8,690, the note is interest free until December 31, 2017, after which time it shall bear an interest rate of 6% per annum. The conversion rate is $0.05 per share.

On July 31, 2017, VentureVest has agreed to accept the 3rd convertible Promissory Note (“Promissory Note 3”) for the total amount of $7,680, the note is interest free until December 31, 2017, after which time it shall bear an interest rate of 6% per annum. The conversion rate is $0.05 per share.

These notes had beneficial conversion feature (“BCF”) of $22,370 and was recorded in the balance sheet at face value less the unamortized BCF.

At September 30, 2017, convertible notes payable consisted of the following:

September 30, 2017
Convertible note payable	$22,370
Less: unamortized discount of BCF	(16,519)
Convertible notes payable, net of BCF	$5,851

NOTE 5. SUBSEQUENT EVENTS

On September 28, 2017, Andy Fan (the “Seller”) and Yap Nee Seng (the “Purchaser”) entered into a Stock Purchase Agreement (the “Agreement”). The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on November 3, 2017. Pursuant to the Agreement, the Sellers sold to the Buyers, and the Buyers agreed to purchase from the Sellers, 40,000,020 shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company, constituting approximately 92.1% of the issued and outstanding Common Stock (the “Change of Control”).

Effective October 31, 2017, Mr. Andy Fan resigned from the positions of Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board he held with the Company and Tina Donnelly resigned from the corporate secretary position she held with the Company. Effective on October 31, 2017, the Company appointed Seng Nee Yap as Chief Executive Officer, President and Chairman of the Board of the Company and the Company appointed Yin Pei Cheah as Chief Financial Officer, Secretary and director of the Company.

On November 3, 2017, The Promissory Note 1, 2 and 3 due to VentureVest by the Company in total amount of $22,370 were paid in full of purchase price of the Closing and cancelled upon closing of the Change of Control transaction.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the nine and three month period ended September 30, 2017 and 2016

Results of Operations for the Nine month period Ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016	% Change
Revenue	$-	$-	0%
General and Administrative Expense – Related Party	10,489	17,968	-50%
General and Administrative Expense	24,206	23,767	45%
Loss from Operations	(34,695)	(41,735)	47%
Other Income and (Expense)
Interest Expense – Related Party	4	(7,350)	100%
Interest Expense	(5,851)	-	100%
Net Loss	$(40,542)	$(49,085)	17%

Revenue from Operations

For the nine month period ended September 30, 2017 and September 30, 2016, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the nine month period ended September 30, 2017 and September 30, 2016, related party operating expenses were $10,489 and $17,968, respectively. As of April 1, 2017 the contract with the Service Provider AF Ocean was cancelled.

General and Administrative Expenses

For the nine month period ended September 30, 2017 and September 30, 2016, general and administrative expenses were $34,695 and $23,767, respectively, which consist of those expenses related to the current operations of the Company. The increase in expenses between the two periods relates directly to the lawyers review fees from the periodic filings with the SEC.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($40,542) and ($49,085) for the nine month period ended September 30, 2017 and 2016, respectively.

Results of Operations for the Three month period Ended September 30, 2017 and 2016.

Three Months Ended September 30,
	2017	2016	% Change
Revenue	$-	$-	0%
General and Administrative Expense – Related Party	4,500	5,989	100%
General and Administrative Expense	14,946	7,120	56%
Loss from Operations	(19,446)	(13,109)	42%
Other Income and (Expense)
Interest Expense – Related Party	-	(2,468)	100%
Interest Expense	(4,970)	-	100%
Net Loss	$(24,416)	$(15,577)	57%

Revenue from Operations

For the three month period ended September 30, 2017 and September 30, 2016, total revenue was $0 as we have not commenced revenue generating operations following the discontinuance of our Florida wall bed operation in May 2013.

General and Administrative Expenses– Related Party

For the three month period ended September 30, 2017 and September 30, 2016, the related party operating expenses were $4,500 and $5,989, respectively.

General and Administrative Expenses

For the three month period ended September 30, 2017 and September 30, 2016, general and administrative expenses were $14,946 and $7,120, respectively. The increase directly relates to the audit fees and lawyer fees for the Company.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($24,416) and ($15,577) for the three month period ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

General.

At September 30, 2017, we had cash and cash equivalents of $15,314. We have historically met our cash needs through cash flows from operating activities. However, since the discontinuation of our Florida wall bed operation the controlling shareholders have continued to fund the Company’s operating expenses through shareholder loans as necessary. Our cash requirements are generally for general and administrative activities, including all expenses related to periodic filings with the SEC. We have raised capital through officer loans during the previous fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

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

Operating activities

Our continuing operating activities used cash of ($28,372) and ($39,612) for the nine month period ended nine 30, 2017 and 2016, respectively.

Investing Activities

We neither generated nor used funds in continuing investing activities during the nine month period ended month period ended nine 30, 2017 or 2016.

Financing activities

Cash provided in our financing activities was $22,370 for the nine month period ended September 30, 2017, consisting of the $22,370 which is the total promissory notes given to VentureVest Capital, compared to cash of $0 during the comparable period in 2016.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of ($40,542) for the nine month period ended September 30, 2017. Due to the Company’s limited liquid resources, recurring losses from operations and the Company’s need to raise additional capital, all raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

With respect to the period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2017, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2017, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the nine months ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *
3.2	Articles of Amendment to Articles of Incorporation **
3.3	By-Laws *
10.1	Management Services Agreement between Sichuan Leaders Petrochemical Company and AF Ocean Investment Management Company, effective as of June 1, 2015 ***
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Sichuan Leaders Petrochemical Company for the fiscal quarter ended September 30, 2017, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

*	Incorporated herein by reference to Sichuan Leaders Petrochemical Company’s Registration Statement on Form S-1 filed with the SEC on August 7, 2012.

**	Incorporated herein by reference to Sichuan Leaders Petrochemical Company’s Current Report on Form 8- K filed with the SEC on December 21, 2012.

***	Incorporated herein by reference to Sichuan Leaders Petrochemical Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICHUAN LEADERS PETROCHEMICAL COMPANY

Dated November 20, 2017	By:	/s/ Yin Pei Cheah
Yin Pei Cheah
Principal Financial Officer