Form 10-K
period 2017-12-31
Horrison Resources Inc.
filed 2018-04-16
CIK 1547355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to _____________

Commission File Number 000-54820

HORRISON RESOURCES INC.

(Exact name of registrant as specified in its charter)

FLORIDA	20-4138848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Unit L, 16FL, MG Tower, 133 Hoi Bun Road
Kwun Tong, Kowloon, Hong Kong

(Address of principal executive offices) (Zip code)

852-27762466

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

As of March 31, 2018, there were 43,425,000 shares of common stock outstanding.

i

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●	our ability to raise capital;

●	our ability to identify suitable acquisition targets;

●	our ability to successfully execute acquisitions on favorable terms;

●	declines in general economic conditions in the markets where we may compete;

●	unknown environmental liabilities associated with any companies we may acquire; and

●	significant competition in the markets where we may operate.

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

ii

PART I

ITEM 1. BUSINESS

Our History

Horrison Resources Inc. Horrison Resources Inc. (“we,” “us,” “our” or the “Company”), formally known as Sichuan Leaders Petrochemical Company., was incorporated under the laws of the State of Florida on June 29, 2000. From our inception through May 2013, we provided quality space saving custom home furniture and closet organizing systems to the general public.

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

On September 28, 2017, Andy Fan (the “Seller”) and Yap Nee Seng (the “Purchaser”) entered into a Stock Purchase Agreement (the “Agreement”). The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on November 3, 2017. Pursuant to the Agreement, the Sellers sold to the Buyers, and the Buyers agreed to purchase from the Sellers, 40,000,020 shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company, constituting approximately 92.1% of the issued and outstanding Common Stock. In connection with the Closing, Mr. Andy Fan resigned from the executive officer positions he held with the Company and Tina Donnelly resigned from the corporate secretary position she held with the Company. Effective on October 31, 2017, the Company appointed Yap Nee Seng as Chief Executive Officer, President and Chairman of the Company and the Company appointed Cheah Pei Yin as Chief Financial Officer, Secretary and director of the Company.

As a result of the change of control of our Company, on March 8, 2018, our board has adopted and approved by the unanimous written consent in lieu of a meeting to amend Article 1 of our Articles of Incorporation changing our name to “Horrison Resources Inc.” (the “Name Change Amendment”) and an amendment to Article 3 of our Articles of Incorporation changing our address to Unit L, 16/F, MG Tower, 133 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. The Name Change Amendment was also adopted and approved by the written consent of Mr. Nee Seng Yap, the owner of approximately 92.1% of our outstanding shares of common stock, executed on March 8, 2018. We filed a preliminary information statement with the SEC on or about the date first set forth above to holders of record as of the close of business on March 8, 2018 (the "Record Date") of the common stock, par value $.01 per share ("Common Stock") of the Company in connection with the Name Change Amendment. No proxy of our shareholders will be solicited for a vote on the Name Change Amendment and this Information Statement is being furnished to shareholders solely to provide them with certain information concerning the Name Change Amendment in accordance with the requirements of the Exchange Act and the regulations promulgated thereunder, including particularly Regulation 14C. In accordance with Regulation 14C, the Name Change Amendment will not be effected prior to the 21st day after this Information Statement is mailed to shareholders of record as of the Record Date.

We are a shell company within the meaning of Section 12(b)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) seeking to acquire an operating business.

Our Business

Management has determined that the opportunities in the petrochemical field in Asia have declined in recent years. Management believes the change in our strategic business direction will be more difficult and will take longer to complete any acquisitions and generate future cash flows. Accordingly, we have expanded our business plan to include mergers and acquisitions of non-petrochemical companies in Asia and the United States. Since March 2018, we have been exploring various opportunities within the Agar wood field for the acquisition of companies in Hong Kong and Southeast Asia that are wholesalers of Agar Wood. Management has sought to acquire companies through mergers and acquisitions or in the alternative to acquire the rights to distribute products throughout the Hong Kong and Southeast Asia.

The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services. We currently have no operations with which to raise cash. Our only source for cash at this time is investments by our current sole officer and director.

We originally engaged AF Ocean Investment Management Company (the “Service Provider”), effective June 1, 2014, for access to and use of office space at a location leased by the Service Provider from a third party, for legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters as they should arise, and related governmental filings, handling advertising matters, and processing payables. (collectively, the "Services"). The agreement with the Service Provider was continued for another one year term. We paid the Service Provider a management fee of $1,996 per month, totaling $23,957 for the twelve month ended December 31, 2016.On March 1, 2017, the Board agreed to cancel the management agreement with AF Ocean Investment Management Company (“AF Ocean”) effective April 1, 2017.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission (“SEC”) and Exchange Act reporting filing expenses, including associated accounting fees; costs incident to reviewing or investigating any potential business venture; maintaining our good standing as a corporation in our state of organization.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We have not registered the “Horrison Resources Inc.” mark used by our business as a trade name in Florida or any state or the United States Patent and Trademark Office.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On April 1, 2016, we moved our corporate office from the office space we were occupying with the Service Provider at 11015 Gatewood Drive, Suite 103, Lakewood Ranch, Florida 34211 to 3904 US Hwy 301 N Ellenton, FL 34222. The office space is rented by AF Ocean Investment Management Company the (Service Provider), and the Company pays a monthly management fee to them for services provided which includes the company's rent. The Service Provider entered into a lease with the landlord. We share the space with the Service Provider, and ChinAmerica Andy Movie Entertainment Media Co. at 3904 US Hwy 301 N Ellenton, FL 34222. The Service Provider’s lease is for a term of one year commencing April 1, 2016, and the monthly rent is $400. We did not enter into a sub-lease with the Service Provider for use of the space. Instead, our use of 3904 US Hwy 301 N Ellenton, FL 34222 is included as part of the services provided by the Service Provider. On March 8, 2018, we have changed our business address to Unit L, 16/F, MG Tower, 133 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. The rent of Hong Kong Office was paid by Mr. Nee Seng Yap and no lease agreement was signed by our Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the PINK marketplace under the symbol “SLPC.” Prior to June 5, 2014, our common stock was not traded. Since then, there have been very few trades and there currently is no “established trading market” for our shares of common stock. Management does not expect any established trading market to develop in our shares of common stock unless and until we complete an acquisition or merger and/or we have material operations. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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
Fiscal Year Ended December 31, 2017
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

Holders

As of the close of business on December 31, 2017, there were approximately 36 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We did not sell any unregistered common stock or other equity securities during the fiscal year ended December 31, 2016.

On September 28, 2017, Andy Fan (the “Seller”) and Yap Nee Seng (the “Purchaser”) entered into a Stock Purchase Agreement (the “Agreement”). The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on November 3, 2017. Pursuant to the Agreement, the Sellers sold to the Buyers, and the Buyers agreed to purchase from the Sellers, 40,000,020 shares of common stock (the “Shares”), par value $0.01 per share (the “Common Stock”) of the Company, constituting approximately 92.1% of the issued and outstanding Common Stock for a total purchase price of $375,000. The Shares being sold by the Seller to the Buyer were being sold in a private transaction between the Seller and the Buyer exempt from the registration requirements of Section 5 of the Securities Act under the rules, regulations and interpretations of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2017.

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

Overview

We were incorporated in the State of Florida on June 29, 2000 under the name Quality Wallbeds, Inc. In December 2012, we changed our name in anticipation of new business opportunities in the distribution of petrochemical products in the automotive industry. From our inception through May 2013, we provided custom home furniture and closet organizing systems. We discontinued our wall bed operations in May, 2013. Since then we have focused our efforts on exploring various business opportunities to determine the best strategic business direction. Although we have not abandoned the business model for the distribution of petrochemical products in the automotive industry, we are also pursuing mergers and acquisitions of non-petrochemical companies in Asia and the United States. Since the change in the business model, current management has seen a direct impact on our revenues. Future cash flows, if any, are impossible to predict at this time. We may raise cash flow sources other than our operations. Our only other source for cash at this time is loans from our Chairman, Tony Yap Nee Seng. Any change in our strategic business direction may take years to complete and future cash flows, if any, are impossible to predict at this time.

Result of Operations

The following table provides a comparison of a summary if our results for the fiscal years ended December 31, 2017 and 2016.

	Fiscal Year Ended December 31,
	2017	2016	% Change
Revenue	$-	$-	-%
General and Administrative Expense	49,771	27,852	-50%
General and Administrative Expense – Related Party	10,489	23,957	45%
Loss from Operations	(60,260)	(51,809)	47%
Net Loss	$(82,626)	$(18,955,230)	-99%

Revenue from Operations

For the fiscal year ended December 31, 2017 and 2016, there was no revenue.

General and Administrative Expenses

During the fiscal year ended December 31, 2017 and December 31, 2106, general and administrative expenses were $49,771 and $27,852, respectively. The increase in expenses relates directly to the lawyers and auditors fees from the periodic filings with the SEC.

General and Administrative Expenses– Related Party

During the fiscal year ended December 31, 2017 and December 31, 2016, related party operating expenses were $10,489 and $23,957, respectively. As of April 1, 2017 the contract with the Service Provider AF Ocean was cancelled.

Net Loss

As a result of the factors described above, there was a net loss of $82,626 for the fiscal year ended December 31, 2017 as compared to $18,955,230 for the fiscal year ended December 31, 2016. The decrease is due to no loss on stock issued for related party debt during the fiscal year.

Liquidity and Capital Resources

General.

At December 31, 2017, there is no cash and cash equivalents. We have historically met our cash needs through cash flows from operating activities. However, since the discontinuation of our Florida wall bed operation the controlling shareholders have continued to fund the Company’s operating expenses through shareholder loans as necessary. Our cash requirements are generally for general and administrative activities, including all expenses related to periodic filings with the SEC. We have raised capital through officer loans during the previous fiscal year. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and therefore we will require additional funding through officer loans.

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

Operating activities

Our continuing operating activities used cash of $43,686 and $47,065 for the fiscal years ended December 31, 2017 and 2016, respectively. The decrease is mainly due to discount on related party debt during the fiscal year.

Investing Activities

We neither generated nor used funds in continuing investing activities during the fiscal years ended December 31, 2017 and 2016, respectively.

Financing activities

We generated cash of $22,370 and $0 in financing activities during the fiscal years ended December 31, 2017 and 2016, respectively.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had no ongoing business or other source of income and incurred a net loss of $82,626 for the fiscal year ended December 31, 2017. Due to the Company’s limited liquid resources, recurring losses from operations and the Company’s need to raise additional capital, all raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Subsequent Events

As a result of the change of control of our Company, on March 8, 2018, our board has adopted and approved by the unanimous written consent in lieu of a meeting to amend Article 1 of our Articles of Incorporation changing our name to “Horrison Resources Inc.” (the “Name Change Amendment”) and an amendment to Article 3 of our Articles of Incorporation changing our address to Unit L, 16/F, MG Tower, 133 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. The Name Change Amendment was also adopted and approved by the written consent of Mr. Nee Seng Yap, the owner of approximately 92.1% of our outstanding shares of common stock, executed on March 8, 2018. We filed a preliminary information statement with the SEC on or about the date first set forth above to holders of record as of the close of business on March 8, 2018 (the "Record Date") of the common stock, par value $.01 per share ("Common Stock") of the Company in connection with the Name Change Amendment. No proxy of our shareholders will be solicited for a vote on the Name Change Amendment and this Information Statement is being furnished to shareholders solely to provide them with certain information concerning the Name Change Amendment in accordance with the requirements of the Exchange Act and the regulations promulgated thereunder, including particularly Regulation 14C. In accordance with Regulation 14C, the Name Change Amendment will not be effected prior to the 21st day after this Information Statement is mailed to shareholders of record as of the Record Date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and for the fiscal years ended December 31, 2017 and 2016 are set forth on pages F-1 to F-12 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 1, 2017, the Board of the Company approved the withdrawal of Stevenson & Company CPAS LLC (Stevenson’s) as the Company’s independent registered public accounting firm, effective as of June 1, 2017.

On June 1, 2017, the Board of Directors of the Company approved the engagement of MaloneBailey, LLP as the Company’s new independent registered public accounting firm, effective as of June 1, 2017.

On November 8, 2017, the Board of the Company approved withdrawal of MaloneBailey LLP as the Company’s independent registered public accounting firm, effective as of November 8, 2017.

On November 8, 2017, the Board of Directors of the Company approved the engagement of TAAD LLP (“TAAD”) as the Company’s new independent registered public accounting firm, effective as of November 8, 2017.

For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on November 9, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2017, we did not maintain effective internal control over financial reporting.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight

Name	Age	Position
Yap Nee Seng	52	President, Chief Executive Officer and Chairman of the Board
Cheah Pei Yin	29	Chief Financial Officer, Secretary, and Director

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

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2017 but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The following table sets forth the name and age of our directors and executive officers. Our By-Laws provide for not less than one and not more than fifteen directors. Directors are elected annually by the shareholders to serve until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

Name	Age	Position

Yap Nee Seng	52	President, Chief Executive Officer and Chairman of the Board

Cheah Pei Yin	29	Chief Financial Officer, Secretary, and Director

Background of Directors and Executive Officers

Mr. Nee Seng Yap, age 52, serves as our Chief Executive Officer, President and Chairman of the Board. Mr. Yap served as executive director to GMC Network Sdn. Bhd. From 1999 to 2002. From 2003 to 2005, Mr. Yap served as president to Gaoyizhi (International) Group of Companies. From 2005 to 2008, Mr. Yap served as president to Dalian Meiluo International Limited and group of companies. From 2008 to present, Mr. Yap served as founder and chief executive officer to BBB Global Holding Limited. From 2013 until present, Mr. Yap served as founder chief executive officer, and chairman to BBB Group of Companies. Mr. Yap received his Ph.D. in business administration from University of California in 1999 and specialized in international business, business management, marketing and business coach.

Pei Yin Cheah, age 29, has been appointed as our Chief Financial Officer, Secretary and Director of the Board. Ms. Cheah served as executive director to BBB Resources SDN. BHD. from 2015 to 2017, and served as chief financial officer to BBB Asia Capital Berhad, from 2015 to 2018. Ms. Cheah served as executive director to Zero to Hero Enterprise from 2008 to 2013. Ms Cheah received B.A. specialized in business management, marketing and finance management.

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

Neither Mr. Nee Seng Yap nor Ms. Pei Yin Cheah hold any directorship in other companies subject to the Exchange Act reporting requirements.

Involvement in Certain Legal Proceedings

We have no pending legal proceedings and are not currently involved in any legal matters to disclose in Regulation S-K, Item 401(f).

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2017, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely

Nee Seng Yap	2	2

Pei Yin Cheah	1	1

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

Corporate Governance

Nominating Committee

We have neither a nominating committee for persons to be proposed as directors for election to the Board nor a formal method or procedures for shareholders to recommend nominees to the Board, because we have limited operations and have only two directors. We also do not have any restrictions on shareholder nominations under our articles of incorporation or by-laws. Our directors are able to effectively manage the issues typically considered by a nominating committee. If we do establish a nominating committee or adopt procedures by which shareholders may recommend nominees to the Board, we will disclose this change to our procedures in recommending nominees to the Board.

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only two directors.

We do not have an “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

During the fiscal years ended December 31, 2017 and 2016, we did not pay any compensation (cash, equity, incentive, deferred or otherwise) to our executive officers or enter into any verbal or written agreement to pay such compensation. Cash compensation amounts will be determined in the future based on the availability of funds, services to be rendered and time devoted to our business. Other elements of compensation, if any, will be determined at that time or at other times in the future.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2017, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Nee Seng Yap (1)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pei Yin Cheah (2)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Summary Compensation Table - Officers

(1)	The Company has not entered into any employment contracts with Mr. Yap.
(2)	The Company has not entered into any employment contracts with Ms. Cheah

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2017, although we may choose to adopt a plan for equity awards in the future.

Director Compensation

We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our directors and officers for their services in that capacity during the fiscal year ended December 31, 2017, although we may choose to adopt a policy in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of December 31, 2017 by: (1) each director; (2) each named executive officer; (3) all of our director and executive officers as a group, and (4) each shareholder identified as beneficially owning greater than 5% of our outstanding shares of common stock. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power. To our knowledge, none of the shares reported below are pledged as security.

The percentage of outstanding common shares has been calculated based upon 43,425,000 shares of common stock outstanding on December 31, 2017. There are no stock options, warrants and/or other convertible or exercisable securities outstanding.

Name of Buyer	Number of Shares (1)		Percentage of Class (2)
Yap Nee Seng* No. 66 Jalan City, Icon City, 14000 Bukit Mertajam, Penang, Malaysia	40,000,020	(3)	92.1%
Cheah Pei Yin* No. 66 Jalan City, Icon City, 14000 Bukit Mertajam, Penang, Malaysia	0		0%
All directors and officers as a group	40,000,020		92.1%

* Director and/ or executive officer.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	Based on 43,425,000 shares of Common Stock issued and outstanding as of the Closing.
(3)	These shares are owned of record by Yap Nee Seng. Mr. Andy Fan has submitted his resignation as Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of the Company and Mr. Yap Nee Seng has been appointed as the Company’s chairman, CEO and President effective immediately upon the Closing.

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

Commencing June 1, 2014, we engaged AF Ocean Investment Management Company (the “Service Provider”), for access to and use of office space at a location leased by the Service Provider from a third party, for legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters as they should arise, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”). On March 1, 2017 the Board of Directors agreed to cancel the management agreement with AF Ocean Investment Management Company (AF Ocean) effective April 1, 2017.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just two directors, they function as and perform the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Neither Nee Seng Yap nor Pei Yin Cheah are considered independent under Nasdaq Listing Rule 5605(a)(2) because they are “executive officers” of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

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

Year	Audit Fees Stevenson	Audit Fees TAAD	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2017	$3,000	$8,500	$0	$0	$0	$11,500
2016	$11,500	$0	$0	$0	$0	$11,500

Audit Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

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

Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only two directors who are also our executive officers. However, the engagement of TAAD LLP as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2017 was pre-approved by our directors in order to assure that the services performed by TAAD LLP do not impair their independence from us. We paid TAAD LLP for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

●	Reports of Independent Registered Public Accounting Firm

●	Balance Sheets at December 31, 2017 and December 31, 2016

●	Statements of Operations for the years ended December 31, 2017 and December 31, 2016

●	Statements of Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016

●	Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016

●	Notes to the Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	By-Laws *

14	Code of Business Conduct and Ethics *

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Furnished herewith)

101	Financial statements of Horrison Resources Inc. Horrison Resources Inc. for the fiscal year ended December 31, 2017 and December 31, 2016 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

*	Incorporated herein by reference to Horrison Resources Inc.’s Registration Statement on Form S-1 filed with the SEC on August 7, 2012.

**	Incorporated herein by reference to Horrison Resources Inc.’s Current Report on Form 8- K filed with the SEC on December 31, 2012.

***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORRISON RESOURCES INC.

Dated: April 16, 2018	By:	/s/ Nee Seng Yap
Nee Seng Yap Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2018	By:	/s/ Pei Yin Cheah
Pei Yin Cheah
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Horrison Resources Inc. (formerly known as Sichuan Leaders Petrochemical Company)

We have audited the balance sheets of Horrison Resources Inc. (the “Company”, formerly known as Sichuan Leaders Petrochemical Company”) as of December 31, 2017, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended December 31, 2016, were audited by other auditors; whose report dated July 24, 2017, express an unqualified opinion on those financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horrison Resources Inc. as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Diamond Bar, California

April 16, 2018

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 24, 2017

HORRISON RESOURCES INC.

(FORMERLY KNOWN AS SICHUAN LEADERS PETROCHEMICAL COMPANY)

BALANCE SHEETS

As of December 31

	2017	2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$21,316
Prepaid Expenses	236	5,112
Total Current Assets	236	26,428
Total Assets:	236	26,428

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	17,751	6,057
Interest Payable	-	16,700

Total Current Liabilities	17,751	22,757
Total Liabilities	17,751	22,757

Stockholders’ Equity (Deficit):
Common Stock; $0.01 per share par value; 5,000,000,000 shares authorized; and 43,425,000 issued and outstanding at December 31, 2017 and December 31, 2016	434,250	434,250
Additional Paid in Capital	18,871,174	18,809,734
Accumulated Deficit	(19,322,939)	(19,240,313)
Total Stockholders’ Equity (Deficit)	(17,515)	3,671

Total Liabilities and Stockholders’ Equity (Deficit)	$236	$26,428

The accompanying notes are an integral part of these financial statements.

HORRISON RESOURCES INC.

(FORMERLY KNOWN AS SICHUAN LEADERS PETROCHEMICAL COMPANY)

STATEMENTS OF OPERATIONS

Year Ended December 31,

	2017	2016
Revenue:	$-	$-

Operating Expenses:
General and Administrative	49,771	27,852
General and Administrative – Related Party	10,489	23,957
Operations Loss	(60,260)	(51,809)

Other Income (Expense)
Interest Income	4	16
Interest Expense- Related Party	-	(8,437)
Interest Expense	(22,370)	-
Loss on Settlement of Debt	-	(18,895,000)
Net Loss	(82,626)	(18,955,230)

Basic and Diluted Net Loss per share:	(0.00)	(0.58)

Weighted average number of shares outstanding; Basic and Diluted	43,425,000	32,560,041

The accompanying notes are an integral part of these financial statements.

HORRISON RESOURCES INC.

(FORMERLY KNOWN AS SICHUAN LEADERS PETROCHEMICAL COMPANY)

Statements of Changes in Stockholders’ Equity

Year Ended December 2017, and 2016

	Common Stock		Additional Paid in	Stockholder	Retained Earnings (Accumulated	Total Shareholder Equity
	Shares	Amount	Capital	Distribution	Deficit)	(Deficit)
Balance as of December 31, 2015	30,755,000	$307,550	$(68,566)	$-	$(285,083)	$(46,099)
Stock Issued for Related Party Debt	12,670,000	$126,700	$18,878,300	-	-	$19,005,000
Net Loss 2016	-	-	-	-	$(18,955,230)	$(18,955,230)
Balance as of December 31, 2016	43,425,000	$434,250	$18,809,734	$-	$(19,240,313)	$3,671
Debt Discount on convertible debt	-	-	22,370	-	-	22,370
Debt settlement on interest payable – related party	-	-	16,700	-	-	16,700
Debt settlement	-	-	22,370	-	-	22,370
Net Loss 2017	-	-	-	-	(82,626)	(82,626)
Balance as of December 31, 2017	43,425,000	$434,250	$18,871,174	$-	$(19,322,939)	$(17,515)

HORRISON RESOURCES INC.

(FORMERLY KNOWN AS SICHUAN LEADERS PETROCHEMICAL COMPANY)

STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(82,626)	$(18,955,230)
Adjustments to reconcile net loss to net cash used in operations:
Forgiveness of interest payable	16,700	-
Amortization of debt discount	22,370	-
Loss on Stock Issued for Related Party Debt	-	18,895,000
Changes in Operating Assets and Liabilities:
Accounts Payable	11,694	5,991
Interest Payable	(16,700)	8,437
Prepaid Expenses	4,876	(1,263)
Net Cash Flows Used in Operating Activities:	(43,686)	(47,065)

Cash Flows from Financing Activities:
Convertible Note	22,370	-
Net Cash Provided by Financing Activities	22,370	-

Change in Cash and Cash Equivalents:	(21,316)	(47,065)

Cash and Cash Equivalents, Beginning of Period	21,316	68,381

Cash and Cash Equivalents, End of Period	$-	$21,316

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

NON-CASH FINANCING ACTIVITIES:
Settlement of Convertible Debt	22,370	-
Common Stock Issued for Related Party Debt	-	110,000

The accompanying notes are an integral part of these financial statements.

Horrison Resources Inc.

(Formerly Known As Sichuan Leaders Petrochemical Company)

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1. NATURE OF BUSINESS

Organization

Horrison Resources Inc. (“SLPC” or the “Company”, formerly known as Sichuan Leaders Petrochemical Company) was incorporated under the name of Quality Wallbeds, Inc on June 29, 2000 in the state of Florida. From our inception through May 2013, we have provided quality space saving custom home furniture and closet organizing systems to the general public. We offered our services to people and companies needing assistance in the organization of their living/work space.

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

Management has determined that the opportunities in the petrochemical field in Asia have declined in recent years. Management believes the change in our strategic business direction will be more difficult and will take longer to complete any acquisitions and generate future cash flows. Accordingly, we have expanded our business plan to include mergers and acquisitions of non-petrochemical companies in Asia and the United States. Since March 2018, we have been exploring various opportunities within the Agar wood field for the acquisition of companies in Hong Kong and Southeast Asia that are wholesalers of Agar Wood. Management has sought to acquire companies through mergers and acquisitions or in the alternative to acquire the rights to distribute products throughout the Hong Kong and Southeast Asia. We are a shell company within the meaning of Section 12(b)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) seeking to acquire an operating business.

The realization value from any additional services to be offered is largely dependent on factors beyond our control such as the market for our services. We currently have no operations with which to raise cash. Our only source for cash at this time is investments by our current sole officer and director.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no ongoing business or other source of income and incurred a net loss of ($82,626) for the twelve month year ended December 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

March 1, 2017 the Board of Directors agreed to cancel the management agreement with AF Ocean Investment Management Company (AF Ocean) effective April 1, 2017. For the twelve months ended December 31, 2017 and 2016, management fee paid to AF Ocean were $10,489 and $23,952.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company does not have employment contracts with its key employees, including the officers of the Company.

Leases And Facility

Our business address is located at Unit L, 16/F, MG Tower, 133 Hoi Bun Road, Kwun Tong, Kowloon, Hong Kong. We used to share the office with the Service Provider and ChinAmerica Andy Movie Entertainment Media Co. The service provider pays rent in the amount of $50 per month. However, the management agreement between the Company and the Service Provider AF Ocean was cancelled as of April 1, 2017.

Other Commitments

On May 31, 2017, the Company entered into a transactional agreement with VentureVest Capital (VentureVest) in a consulting capacity to assist in bringing the Company’s delinquent filings current. VentureVest has offered to loan the Company an estimated amount of $22,370, and has agreed to accept promissory notes for each issuance of funds on the date the transfer of funds takes place. The debt discount amounted $22,370 due to beneficial conversion feature was recorded under additional paid in capital.

The promissory note amounted $22,370 was paid in full and canceled on November 3, 2017. The cancellation was recorded under addition paid in capital and full amount of debt discount was charged to interest expense.

See below for details of all Promissory Notes issued to date.

On May 31, 2017, VentureVest has agreed to accept the 1st convertible Promissory Note (“Promissory Note 1”) for the total amount of $6,000, the note is interest free until December 31, 2017, after which time it shall bear an interest rate of 6% per annum. The conversion rate is fixed at $0.05 per share. The Promissory Note 1 was paid in full and canceled on November 3, 2017.

On June 14, 2017, VentureVest has agreed to accept the 2nd convertible Promissory Note (“Promissory Note 2”) for the total amount of $8,690, the note is interest free until December 31, 2017, after which time it shall bear an interest rate of 6% per annum. The conversion rate is fixed at $0.05 per share. The Promissory Note 2 was paid in full and cancelled on November 3, 2017.

On July 31, 2017, VentureVest has agreed to accept the 3rd convertible Promissory Note (“Promissory Note 3”) for the total amount of $7,680, the note is interest free until December 31, 2017, after which time it shall bear an interest rate of 6% per annum. The conversion rate is fixed at $0.05 per share. The Promissory Note 3 was paid in full and cancelled on November 3, 2017.

NOTE 5. INCOME TAX

The Company is incorporated in United States, and is subject to corporate income tax rate of 34%. As of December 31, 2017 and December 31, 2016, the Company has net operating losses from operations. The carry forwards expire through the year 2037. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The deferred tax asset as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Net operating loss carryforwards	$91,000	$77,000
Less valuation allowance	(91,000)	(77,000)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of December 31, 2017 and 2016, the Company has net operating loss carryforward of approximately $269,000 and $219,000, respectively, which is available to offset future taxable income that expires by year 2037.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for 2017 and 2016 is as follows:

	2017	2016
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
Increase in valuation allowance	34.00%	34.00%
Income tax expense	—	—

NOTE 6. STOCKHOLDER’S EQUITY

The Company is authorized to issue 5,000,000,000 shares of common stock which 43,425,000 shares were issued and outstanding at December 31, 2017 and December 31, 2016

In February, 2015, the Company received 2 Promissory Notes from Andy Fan evidencing a loan from Andy Fan to the Company in the amount of One Hundred Ten Thousand and No/100 Dollars ($110,000). Chairman Andy Fan agreed to cancel the debt in exchange for 12,670,000 shares of stock.